Form 10-Q/A
period 1995-06-30
MICROWAVE FILTER CO INC /NY/
filed 1995-10-17
CIK 716688

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 1995

Commission file number                         0-10976


                    MICROWAVE FILTER COMPANY, INC.
        (Exact name of registrant as specified in its charter.)

          New York                          16-0928443
  (State of Incorporation)         (I.R.S. Employer Identification
                                              Number)

6743 Kinne Street, East Syracuse, N.Y.           13057
(Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number, including area code:  (315) 437-3953

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES ( x )          NO (   )


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Common Stock, $.10 Par Value -    3,319,815 shares as of June
30, 1995.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS AND NINE MONTHS

                      ENDED JUNE 30, 1995 AND 1994
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended         Nine months ended
                                     June 30                    June 30
                                1995          1994         1995         1994
[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,860        $2,105       $5,852       $6,174

Cost of goods sold              1,215         1,356        3,925        3,784
                               -------       -------      -------      -------
Gross profit                      645           749        1,927        2,390

Selling, general and
 administrative expenses          673           731        2,060        2,287
                               -------       -------      -------      -------
Income (loss) from
 operations                       (28)           18         (133)         103

Other income (expense)             (3)           (2)          (6)          (8)
                               -------       -------      -------      -------
Income (loss) before
 income taxes                     (31)           16         (139)          95

Provision (benefit)
 for income taxes                 (11)            6          (48)          33
                               -------       -------      -------      -------
NET INCOME (LOSS)                 (20)           10          (91)          62
                               =======       =======      =======      =======
Earnings (loss) per share      ($0.01)        $0.00       ($0.03)       $0.02
                               =======       =======      =======      =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


                                  JUNE 30, 1995         SEPTEMBER 30, 1994
                                   (Unaudited)
[S]                                 [C]                    [C]
Assets
Current Assets:
Cash and cash equivalents           $   472                $   657
Accounts receivable-trade,net           670                  1,077
Federal and state income tax
 receivable                              62                    -
Inventories                           1,982                  1,630
Prepaid expenses and other
 current assets                         221                    170
                                     --------              --------
Total current assets                  3,407                  3,534

Property,plant and equipment,net      1,689                  1,850

Other assets                             87                    139
                                    --------               --------
Total assets                        $ 5,183                $ 5,523
                                    ========               ========

Liabilities And Stockholders' Equity
Current liabilities:
Current portion of long term
 debt                               $   145                $   142
Accounts payable                        339                    455
Customer deposits                       189                    128
Accrued federal and state
 income taxes                            -                       5
Accrued payroll and related
 expenses                                93                    110
Accrued compensated absences            221                    192
Accrued legal costs                     134                    111
Other current liabilities                32                     95
                                    --------               --------
Total current liabilities             1,153                  1,238
                                    --------               --------
Long term debt, less current
 portion                                477                    583
Deferred compensation and
 other liabilities                       84                     88
                                    --------               --------
Total liabilities                     1,714                  1,909
                                    --------               --------
Stockholders' Equity:
Common stock,$.10 par value             400                    376
Additional paid-in capital            2,877                  2,637
Retained earnings                       829                  1,141
                                    --------               --------
                                      4,106                  4,154
Common stock in treasury,
 at cost                               (637)                  (540)
                                    --------               --------
Total stockholders' equity            3,469                  3,614
                                    --------               --------
Total liabilities and
 stockholders' equity               $ 5,183                $ 5,523
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                            JUNE 30, 1995 AND 1994
                                 (Unaudited)

                                Three months ended        Nine months ended
                                     June 30                   June 30
                                1995          1994        1995         1994
[S]                          [C]            [C]        [C]           [C]
Cash flows from operating
 activities:

Net income                   $  (20)        $   10     $  (91)       $   62
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization   100             96        298           329
Stock compensation                0              0         31            29

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable             315            (28)       346           (36)
Inventories                    (206)          (142)      (352)         (320)
Prepaid expenses & other
 assets                          17             62        (29)           13
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (102)            56        (86)          193
Deferred compensation &
 other liabilities               (1)            (1)        (3)           (3)
                             -------        -------    -------       -------
Net cash provided by
 operating activities           103             53        114           267
                             -------        -------    -------       -------
Cash flows from investing activities:
Capital expenditures            (19)           (67)      (107)         (214)

Cash flows from financing activities:
Proceeds from long-term
 borrowings                       0            500          0           500
Principal payments on
 long-term debt                 (38)           (18)       (107)         (33)
Proceeds from sale of
 common stock                     7              4          13           12
Purchase of treasury
 stock                            0              0         (97)           0
                             -------        -------     -------      -------
Increase (decrease) in cash
 and cash equivalents            53            472        (184)         532
Cash and cash equivalents
 at beginning of period         419            150         656           90
                             -------        -------     -------      -------
Cash and cash equivalents
 at end of period            $  472         $  622      $  472       $  622
                             =======        =======     =======      =======

[FN]

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1995


Note 1. Summary of Significant Accounting Policies

  The accompanying financial statements, which should be read in conjunction with the financial statements of Microwave Filter Company, Inc. ("the Company") included in the 1994 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.
The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares used for the computations were 3,309,790 for the nine months and 3,347,924 for the three months ending June 30, 1995 and 3,335,767 for the nine months and 3,356,739 for the three months ending June 30, 1994.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                             June 30,       September 30,
                                               1995             1994

  Raw materials and stock parts              $ 1,033          $   916
  Work-in-process                                407              335
  Finished goods                                 542              379
                                             -------          -------
                                             $ 1,982          $ 1,630
                                             =======          =======

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                            JUNE 30, 1995


  Net sales decreased $244,273 or 11.6% to $1,860,409 during the three months ended June 30, 1995 when compared to net sales of $2,104,682 during the same period last year.

  The decrease in sales can primarily be attributed to a decrease in the sales of the Company's Wireless Cable products. The Company has experienced a slowdown in Wireless Cable product orders over the last few months. Although the Company believes that market demand will grow, the timing is unknown at this time. The Company plans to continue aggressively marketing these products and to continue developing new products for this market.

  Net sales decreased $321,955 or 5.2% to $5,852,136 during the nine months ended June 30, 1995 when compared to net sales of $6,174,091 during the same period last year.

  As a result of the decrease in Wireless Cable product orders, the Company's sales order backlog decreased to $1,759,072 at June 30, 1995 compared to $2,040,319 at March 31, 1995 and $1,822,611 at September 30, 1994.

  The Company recorded a net loss of $90,996 for the nine months ended June 30, 1995 compared to a net profit of $61,886 for the same period last year. The decrease in net income can primarily be attributed to the decrease in sales.

  Selling, general and administrative expenses decreased $227,462 or 9.9% to $2,059,868 during the nine months ended June 30, 1995 when compared to $2,287,330 during the same period last year primarily as a result of the Company's cost reduction efforts during fiscal 1995. As a percentage of sales, selling, general and administrative expenses decreased to 35.2% during the nine months ended June 30, 1995 compared to 37.0% during the same period last year.

  Cash and cash equivalents decreased $184,299 to $472,262 at June 30, 1995 when compared to September 30, 1994. The decrease was a result of $113,797 in net cash provided by operating activities, $106,997 in net cash used for capital expenditures and $191,099 in net cash used in financing activities.

  At June 30, 1995, the Company had available aggregate lines of credit totaling $600,000. In addition, the Company has a Letter of Credit facility available, for up to $500,000, which will be secured by specified inventory being purchased. At June 30, 1995, the Company had $60,319 in letters of credit outstanding.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows and its current credit arrangements.

                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is unaware of any material threatened or pending litigation against the company.

Item 2.  Changes in Securities

         None during this reporting period.

Item 3.  Defaults Upon Senior Securities

         The Company has no senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

         None during this reporting period.

Item 6.  Exhibits and Reports on Form 8-K

         None.


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.


August 14, 1995                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 14, 1995                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer