Form 10KSB
period 1995-09-30
MICROWAVE FILTER CO INC /NY/
filed 1996-01-11
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 1995_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________to____________________________________

Commission file number__________________0-10976_________________________________

_______________________________Microwave Filter Company, Inc____________________
           (Exact name of registrant as specified in its charter)

__________New York__________________________16-0928443__________________________
(State or other jurisdiction of incorporation or organization)
                                            (I.R.S. Employer Identification No.)

_____6743 Kinne Street,  East Syracuse, NY________13057_________________________
(Address of principal executive offices)          (Zip code)

Registrant's telephone number including area code____(315) 437-3953_____________

Securities registered pursuant to Section 12(b) of the Act:_____None____________

Securities registered pursuant to Section 12(g) of the Act:


_________________________Common stock, par value $.10 per share_________________
                              Title of class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES __X__  NO____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the average bid and asked prices of such stock at the close of business on November 30, 1995 was $2,851,183.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at November 30, 1995:  3,323,482

  Documents incorporated by reference: None.

  Total number of pages included in Form 10-K are: 41

                           PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------
  Microwave Filter Company, Inc. (hereinafter referred to as MFC) was incorporated in New York State on September 26, 1967. MFC is the successor of Microwave Filter Company which was founded in April of 1967.

  On July 1, 1990, MFC acquired Niagara Scientific, Inc. (hereinafter referred to as NSI.)

  MFC and its subsidiaries are sometimes referred to collectively as the "Company."

NARRATIVE DESCRIPTION OF BUSINESS
----------------------------------
Microwave Filter Company, Inc. (MFC)

  MFC designs, develops, manufactures and sells passive electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.
Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial and defense electronics.

  The company actively produces over 1,700 standard products and has designed an additional 4,500 custom products for specialized applications.

  Four basic filter types comprise the building blocks for interference filters.

  Low Pass Filters - Low pass filters have a designed "cutoff" frequency: all lower frequencies pass through the filter undiminished while higher frequencies are blocked. These filters may be used to protect a receiver from a wide range of higher, interfering frequencies. They may be used to block out higher order harmonics or simply preselect a band of desired frequencies.

  High Pass Filters - High pass filters also have a designed "cutoff" frequency, but their pass and block functions are reversed; all lower frequencies are blocked while all higher frequencies pass through the filter undiminished. These filters are often used to protect a receiver from a wide range of lower, interfering frequencies.

  Bandpass Filters - Bandpass filters pass a "window" of frequencies - a continuous segment of the radio frequency spectrum. They reject all frequencies outside this window.

  Band Rejection Filters - Band rejection filters have the reverse function of a bandpass filter; they reject all frequencies in a continuous "window" of the radio frequency spectrum and pass all higher and lower frequencies. They may be used to remove several interfering frequencies when these are grouped in a limited portion of the radio frequency spectrum. A band reject filter also removes a band of frequencies for the reinsertion of new programming on the same band of frequencies.

  Filter Networks - The company is often called upon to design filter networks to meet complex interference problems. Each filter network utilizes the basic filters described in the preceding paragraphs, connected according to certain mathematical equations, to solve complex interference problems.

  MFC's reputation for product service and quality has encouraged customers to engage us for their custom filters and program requirements. Utilizing a well equipped design test facility within a 40,000 square foot physical plant, MFC offers a full range of production capability for large and small orders. We also provide military specifications and quality assurance programs.

  MFC formed the Comband Division in January 1993 after it purchased the CT-1000 addressable converter product line from Comband Technologies, Inc., Chesapeake, Va. to expand business in one of its growing markets, Wireless Cable. The CT-1000 system encrypts and authorizes programming and pay-per-view events to subscribers. The product line is the culmination of many years of design initiated by General Electric, Portsmouth, Va. It consists of four parts:

  1. A Management Computer System (MCS) packages combinations of channels and provides management report functions.

  2. A PC based system controller, installed at the transmission site, accepts information downloaded from the MCS and drives one or more encoder/modulators.

  3. The encoder/modulators scramble the programming for broadcast using combinations of six randomly selected modes.

  4. An addressable converter box in the subscriber's home, decodes the signal using the patented digital data, transmission standard and insures that the right programming is received.

  Introduction of the CT-1000 is a departure from MFC's traditional style of manufacturing passive products, which require no electricity for operation, to active circuitry systems, which require power. The purchase of the CT-1000 product line was a natural move for MFC, which has developed products for the Wireless Cable industry since the mid 70's.

  New products were added to the Comband product line in 1995. The CT-1100 Super Cypher Multi-tier Broadband System was developed as a low cost descrambling alternative to the CT-1000 Addressable Converter for receiving Wireless Cable programming. Customers are afforded a system which descrambles programming for all televisions within a household. The system is addressable but does not offer the pay-per-view feature of the CT-1000.

Niagara Scientific, Inc. (NSI)
------------------------------

  NSI also includes niche markets in its customer base: industrial customers not addressed by larger competitors and larger customers having special needs.

  Schroeder Machine Division (SMD) - A leading activity is custom designing case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with modest investment and quick payback. Operations are also characterized by repeat orders as customer production expands. "Smart" machines range from video inspection machines to the Model 8000 automatic flexible bag packing machine.

MARKETS
-------
Microwave Filter Company, Inc. (MFC)
------------------------------------

  Cable Television (CATV) - MFC serves this industry largely with three product groups. One popular area includes standard and custom filters used at the headend to process signals and remove interference. A very popular application involves removing or re-routing channels to organize programming line-ups.

  A family of trap filters, "Fastrap," is used by cable operators to restrict or permit the viewing of pay per view or other premium programming. The traps can be ordered in small and large quantities, are 100% inspected and delivered overnight. Since all operators initially receive programming via satellite, products from our satellite market cross over into cable television. C-band satellite receive systems are prone to various types of terrestrial interference which are curable in many cases by applying filters.

  Cable television is a dynamic industry which has more than doubled in size over the last 10 years. In 1982 there were 4,825 operating systems serving 21 million subscribers. In 1995, there were 11,351 operating systems serving
56.5 million subscribers.

  Many challenges will face the cable industry in the next decade and several new directions have been forged. Many multiple system operators have replaced coaxial cable with fiber optics in anticipation of delivering 500 channels of programming. A race has started among manufacturers to make equipment available that will deliver television in digital rather than analog format. These technological changes will turn television into an interactive tool from a passive entertainment vehicle. Cable television will deliver more than just programming for leisurely viewing in the future. Along with telephone companies and other competitors, it is destined to provide two-way interactive services that consumers will strongly depend upon for everyday needs.

  Cable television was reregulated in 1992 to encourage competition from other service providers and to keep cable rates at reasonable price levels. In response, cable companies have consolidated operations to trim back costs so they can implement new technology in their systems and still remain fiscally strong while competing against other television service providers. Digital technology is the wave of the future. Nearly every subscription television service will implement this technology which will offer an extremely large number of channels for a variety of applications.

  Competition for multichannel television service will increase from other sources. This decade will continue to see the growth of other options such as Wireless Cable, Direct Broadcast Satellite and TVRO. These changes represent opportunities for Microwave Filter for new filter applications engendered by an atmosphere of healthy competition.

  Broadcast - There are several areas of broadcast served by MFC. Wireless Cable represents the largest growth area. There are currently 190 operating Wireless Cable systems in the U.S. serving 750,000 subscribers. In 1994, there were 165 systems serving 600,000 subscribers. There are 4 million Wireless Cable subscribers worldwide.

  Wireless Cable is a multichannel subscription television service that is a competitor to cable television. This service delivers programming over-the-air using microwave frequencies. Television programming is received at customer sites via a small rooftop antenna. The signals are then downconverted for reception at the viewers' television sets. There is no discernible difference between cable and wireless with respect to equipment installed in subscribers' homes. This service differs from cable television by its delivery method and that it offers fewer channels. Currently, over 33 channels can be delivered by Wireless Cable. Digital compression techniques can increase these channels eight fold.

  The most significant product sold to this market is our channel combiner used at the broadcast site to reduce tower costs. By combining channels at the transmitter, additional expensive coaxial or waveguide runs up the tower become unnecessary.

  MFC offers the widest selection of channel combiners to meet a variety of system specifications. Combiners in different configurations and constructed of different materials offer the operator better or best options depending on budget or other system requirements.

  New in 1995 is the Model 13000 Micro "Q" Series the "Notebook," a low power semi-adjacent channel combiner that is low cost, compact, lightweight, stackable and easy to install. A rack mount version of this product is also available.

  The Comband CT-1000 Addressable Converter System is an analog scrambling system designed for wireless TV. In 1994, an order, in excess of $1 million, to be shipped over a five year period, was received from Northwest Cable Network in Yakima, WA. The CT-1000 has the capability to scramble a total of 62 MMDS and UHF low power television channels. This year expanded sales efforts into Canada were made due to this new capability.

  In 1994 MFC and Zenith Electronics Corp. were among five manufacturers selected by the largest wireless cable television company in the U.S., American Telecasting, Inc., (ATI) of Colorado Springs, CO, to form an alliance to develop digital technology for delivering video programming. Several field tests were completed successfully in 1995 indicating that this new technology will be implemented sometime in 1996 among ATI systems. The plan is to enable customers to receive over-the-air delivery of 150 to 300 channels including near video-on-demand pay-per-view movie offerings. Efforts will also be directed toward wireless telephone service and interactive-based services.
MFC combiners will be used exclusively in this project.

  LPTV - Low Power Television or LPTV is becoming popular in the US as a multichannel subscription television service. A system similar to Wireless Cable can be configured that will deliver channels of programming to areas where off air signals cannot be received. The only difference between both services is broadcast frequency and the type of antenna located at the subscriber's home. An LPTV receive antenna would look like any other off air broadcast antenna in contrast to the microwave antenna used for Wireless Cable. LPTV frequencies are easier to obtain and there are more LPTV than Wireless channels available. Channels of programming can be scrambled using the CT-1000 addressable converter in the same manner as for Wireless Cable. In fact, due to the limited number of Wireless Cable frequencies, Wireless Cable operators are using a combination of Wireless and LPTV frequencies to increase the number of channels offered to their subscribers. As a broadcaster, LPTV differs from traditional television only in broadcast power. With lower broadcast power, the service has a smaller reception area than high power broadcast stations. The industry has grown significantly since 1990 when there were only 807 stations in service. There are currently 1,782 low power television systems in the U.S., representing a 120% increase since 1990. UHF LPTV service is growing in popularity as an over-the-air multichannel television service because channel licenses are more available than channels in other bands.

  Microwave Filter provides channel combiners and interference filters for this industry. The channel combiners are used to group channels and eliminate additional coaxial runs to the broadcast tower. Filters are also used in broadcast equipment to eliminate interference. As mentioned earlier, the CT-1000 addressable converter system can now be used to organize subscription television services among LPTV or hybrid LPTV/MMDS television systems.

  MFC was privileged to provide channel combiners to one of the largest UHF television systems in the U.S. in 1995. Two LPTV systems, Alaskan Choice Television, were built in Fairbanks and Anchorage. The Fairbanks system, reputed to be the largest in the country and perhaps even the world, will have 25 channels while Anchorage will have 16. MFC was selected as a vendor for the project because of its reputation for quick delivery. The product MFC is providing is the channel combiner.

  Radio and Television Broadcast - MFC primarily serves these broadcast areas with interference filters to reduce equipment harmonics. An example is high power high Q cavity filters developed for interference applications. There was relatively small growth in the radio sector in 1995. Currently there are 12,012 radio stations versus 11,739 in 1994. Television stations experienced an even smaller growth. There are 1,532 stations in operation. Last year there were 1,512 stations in operation. Other broadcast areas served also include AML, telemetry and STL/ENG relays.

  Similar to cable television, the broadcast industry is also moving towards the digital delivery of both audio and video broadcast.

  Satellite - Filters and traps for removing interference are provided to both commercial and home C-band TVRO antennas. A variety of products are available that offer protection and or solutions to interference that affects the feedhorn, downconverter, and receiver. There are now over 3.8 million C-band satellite dishes installed at businesses and private homes. A variety of filters are also available for satellite services utilizing higher frequency bands such as 12, 13 and 18 GHz. Use of satellite services has become more prevalent for transmitting business data.

  Direct Broadcast Satellite or DBS has become a competitor to cable television. DBS is a version of home satellite programming delivered direct to the home. It differs from C-band TVRO by the size of the receive antenna. DBS broadcasts at a higher frequency requiring a smaller satellite dish than C-band

TVRO. Many satellite dealers have become involved in marketing DBS services because consumer trends indicate that providing a variety of television service options are important to business survival.

  Mobile Radio - MFC provides filters to a variety of mobile radio services such as cellular telephone, two way radio and paging to eliminate interference
in transmit or receive equipment.   "High Q" filters have become widely
accepted by the market. With the number of services increasing and our air waves becoming more congested, filters increasingly are important to many transmit operations. Cellular telephone has been the largest mobile radio growth market. In 1985, there were 65 operating systems and currently there are 1,581. The Cellular market is beginning to level off and now Personal Communications Services (PCS) is an area of mobile radio on the rise. In 1996 MFC plans to design and to reintroduce a full line of products for PCS and other mobile radio services that will be used for transmit and receive operations.

  Microwave and RF - This market encompasses both commercial and military applications. Filters in defense applications are used for such purposes as air to ground communications, radar and land communications. In commercial areas, filters are used to protect such equipment as receivers, transmitters, transceivers and any other electronics used for signal processing. MFC also has a line of couplers. In addition to filters, this market is also served with MFC's Ferrosorb product line. Ferrosorb is a microwave absorbing material available in sheets, loads and a variety of other shapes. The product is used to offer protection by shielding signals or absorbing selective bands.

  In 1992, MFC's acquisition of certain assets of Chesterfield Products added an expanded line of products to enhance the RF filter line. Many of MFC's traditional filters are components added onto a system. Chesterfield provided MFC with the capability to manufacture miniature and subminiature filters which are components built into electronic systems. Another Chesterfield capability has provided us with the resources to expand our filter design range down to 5 KHz.

  Although defense spending will continue to decline over the next several years, there appears to be a shifting from military into commercial markets which shows great promise for expansion in the years ahead.

  In 1995 MFC successfully increased activities to acquire additional original equipment manufacturer (OEM) accounts. Several existing accounts with communications equipment manufacturers were also bolstered due to the efforts of a new full time sales manager with an engineering background hired early in 1995.

  In April, the Government and Space Technology Group (GSTG) of Motorola presented MFC with its Outstanding Supplier Award. The award was in recognition of MFC's commitment to quality, on-time delivery and total customer satisfaction.

Niagara Scientific, Inc. (NSI)
------------------------------

  NSI - Like MFC, NSI and its divisions seek niche markets arising from certain demographic changes in the industrial work force which promotes acceptance of automation in both large and small factories. NSI's typical product is customized to the purchaser's operation and is the result of system engineering. The product makes tactical use of precision mechanical movements or sensors of physical characteristics under microprocessor control. These smart machines reduce labor costs through faster operation and increased quality.

  Typical customers for case packing machines are food processors or makers of cosmetics, pharmaceuticals, candies or hardware whose product must be cased for shipping and storage. Recent customers for typical machines include DuPont, Knorr and Planters-Lifesavers.

  Other custom equipment is designed for inspection-rejection, counting, analyzing or otherwise monitoring, reporting or controlling a continuous manufacturing or industrial process.

  Typical customers are commodity mass producers in the food, drug and paint industries.

WORLD TRADE
-----------

  Management believes that world marketing is a route to substantial expansion of sales for MFC/NSI. Preliminary results of a pilot program indicate that export opportunities for MFC's communication related products are many - especially in developing countries and Europe, where the general government monopoly of all broadcasting is yielding to private ownership. While some new products would facilitate entry to certain markets, there are a large number of areas where the company's existing products are in demand such as in the Pacific Rim and South America. Besides wider sales, the project has discovered many other trade opportunities, such as joint ventures which have the possibility of expanding domestic sales with modest capital investment.

  NSI products are less suitable for export for a number of reasons, including their large size and complexity, less demand in underdeveloped areas for automation and significant local competition. However, NSI is well qualified to produce and or distribute complementary products under license. SUPPLIERS

  The Company purchases its raw materials and components from a variety of vendors. Generally, there are multiple sources for such raw materials and components.

PATENTS AND LICENSES
--------------------

  In connection with its purchase of the Comband CT-1000 product line, MFC acquired, either exclusively or jointly with another party, five patents. The patents relate to various segments of the CT-1000 system. The issue dates of such patents range from 1985 to 1992. The Company has no other patents, trademarks, copyrights, licenses or franchises of material importance.

SEASONAL FLUCTUATIONS
---------------------

  There are no significant seasonal fluctuations in the Company's business.

GOVERNMENT CONTRACTS
--------------------

  The Company is not dependent in any material respect on government contracts.

BACKLOG
-------

  At September 30, 1995, the Company's total backlog of orders was $1,693,786 compared to $1,822,611 at September 30, 1994 At September 30, 1995, MFC's backlog of orders was $1,275,285 compared to $1,635,646 at September 30, 1994. At September 30, 1995, NSI's backlog of orders was $418,501 compared to $186,965 at September 30, 1994. Approximately 85% of the Company's backlog at September 30, 1995 is scheduled to ship during fiscal 1996.

EMPLOYEES
---------

  At September 30, 1995, the Company employed 79 full-time permanent employees, 5 part-time permanent employees, and 5 full-time temporary employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $408,425 $442,228 and $454,700 for the fiscal years 1995, 1994 and 1993, respectively. Research and development costs are charged to operations as incurred.

MANUFACTURING
-------------

  Products are produced by small teams specializing in product or customer type. A full range of internal core facilities support the work of these teams to minimize dependence on outside facilities and to minimize customer order delivery time. These consist of machine, metal forming and brazing shops, engraving and label making, electrical test and mechanical inspection facilities, product finishing and packing and a documentation center for export shipping.

ENGINEERING
-----------

  Combined MFC/NSI engineering facilities require few outside services which minimizes new product development cycles. Facilities include computer-aided circuit design capable of product performance simulation. It is used for both physical product development and for customer quotation preparation. Engineering work stations and AutoCad drafting terminals are linked by a plant-wide Local Area Network. Extensive electrical test equipment includes modern recording network analyzers with provisions for microprocessor control to collect extensive test data automatically, when desired. A specially staffed computer programming center provides systems of programs for various business and technical functions. A high power Radio Frequency test lab and environmental test chamber permit product testing under realistic conditions. Equipment for mechanical stress testing is also included. An anechoic test chamber facilitates antenna measurement tests on relay antennas developed for the Wireless Cable market. Additionally, extensive nearby university and industrial facilities provide service for a spectrum of additional types of testing.

ITEM 2. PROPERTIES.

  MFC's office and manufacturing facility is located at 6743 Kinne Street, East Syracuse, New York. This facility, which is beneficially owned by MFC, consists of 40,000 square feet of office and manufacturing space located on 3.7 acres. MFC presently occupies approximately 35,000 square feet with the balance (approximately 5,000 square feet) occupied by NSI.

  MFC's purchase of the facility was financed through the issuance of Onondaga County Industrial Revenue Bonds. Because of the manner in which the transaction was structured and in order to afford MFC certain sales and real property tax abatements, record title to the facility is held by the Onondaga County Industrial Development Agency (OCIDA). MFC leases the facility from OCIDA for nominal rent and, upon repayment of the bonds, is required to purchase the facility from OCIDA for $1.00.

ITEM 3. LEGAL PROCEEDINGS.

  There are currently no material pending legal proceedings against the company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  During the fourth quarter of the fiscal year covered by this Form 10-K, there were no matters submitted to a vote of security holders.

                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

  MFC's common stock is traded on the NASDAQ over-the-counter market under the symbol MFCO. The information set forth was obtained from statements provided by the NASD. The following table shows the high and low bids for MFC's common stock for each full quarterly period within the two most recent fiscal years. The quotations represent prices in the over-the-counter market between dealers in securities. They do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                                        Bid
Fiscal 1995                        High      Low

Oct. 1, 1994 to Dec. 31, 1994   $  1.19   $  .84
Jan. 1, 1995 to Mar. 31, 1995      1.19      .95
Apr. 1, 1995 to June 30, 1995      1.50     1.13
July 1, 1995 to Sept. 30, 1995     1.81     1.19


Fiscal 1994                        High      Low

Oct. 1, 1993 to Dec. 31, 1993   $   .90  $   .57
Jan. 1, 1994 to Mar. 31, 1994      1.31      .71
Apr. 1, 1994 to June 30, 1994      1.43     1.01
July 1, 1994 to Sept. 30, 1994     1.31      .95

Adjusted for all stock dividends.

  The approximate number of stockholders on  September 30, 1995 was 1,700.

  On January 11, 1995, the Board of Directors declared a 5% per share stock dividend to shareholders of record on February 1, 1995, to be distributed on February 14, 1995. Fractional shares were paid in cash.

  On December 1, 1993, the Board of Directors declared a 5% per share stock dividend to shareholders of record on December 29, 1993, to be distributed on January 28, 1994. Fractional shares were paid in cash.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplemental Data."


Five Year Summary Of Financial Data

                                                           September 30
                                     1995         1994         1993          1992           1991
Net Sales                        $ 7,655,198  $ 8,616,861  $ 6,814,329   $ 7,254,364   $  6,286,542
Net Income (loss)(1)             $    19,164  $   117,529  $  (118,330)  $   107,881   $    145,050
Earnings (loss) Per Share        $       .01  $       .04  $      (.03)  $       .03            .04
Weighted Average Number of
Common Shares Outstanding*(2)      3,312,810    3,341,831    3,402,921     3,760,843      3,675,561
Cash ($) or Stock (%) Dividends*          5%           5%           5%   $       .04            10%
Total Assets(2)                  $ 5,273,931  $ 5,597,991  $ 4,761,044   $ 5,250,619   $  5,358,381
Long Term Debt                   $   439,545  $   583,354  $   251,298   $   316,032   $    350,537
*Adjusted for all stock dividends.


Net income (loss) as a percentage of:   1995         1994         1993          1992           1991
Sales.............................       0.3          1.4        (1.7)           1.5            2.3
Assets............................       0.4          2.1        (2.5)           2.1            2.7
Equity............................       0.5          3.3        (3.4)           2.7            3.7


(1) In the fourth quarter of 1993, the Company recorded an expense of approximately $336,000 consisting principally of the writedown of certain inventory items and a receivable.

(2) On February 26, 1993 the Company purchased 505,598 shares of stock at $1.055 per share in settlement of a $72,000 note receivable and paying cash in the amount of $461,409.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by product group for each of the fiscal years in the three year period ended September 30, 1995.

Product group  (in thousands)    Fiscal 1995   Fiscal 1994   Fiscal 1993
Niagara Scientific                  $826         $1,120         $686
Microwave Filter:
  Cable TV                         3,223          3,672        3,731
  Broadcast TV                     1,959          2,087        1,283
  RF/Microwave                     1,226          1,336          892
  Comband (1)                        318            265           71
  Satellite Communications           103            137          151
Total                             $7,655         $8,617       $6,814

Sales backlog at 9/30             $1,694         $1,823         $655
  (1) in January of 1993, Microwave Filter Company acquired the CT-1000 wireless cable product line from Comband Technologies, Inc. of Chesapeake, Virginia.

Fiscal 1995 compared to Fiscal 1994

  The company's net sales decreased $961,663 or 11.2% to $7,655,198 during fiscal 1995 when compared to fiscal 1994.

  The company's net income decreased $98,365 or 83.7% to $19,164 during fiscal 1995 when compared to fiscal 1994. The decrease in net income can primarily be attributed to the decrease in sales.

  Microwave Filter Company (MFC) sales decreased $667,679 or 8.9% to $6,828,949 during fiscal 1995 when compared to sales of $7,496,628 during fiscal 1994.
The decrease in sales can primarily be attributed to the downturn in both the cable TV market and the wireless cable TV market during 1995 and to (a lesser extent) competition.

  MFC's Cable TV product sales decreased $448,681 or 12.2% to $3,223,421 during fiscal 1995 when compared to sales of $3,672,102 during fiscal 1994. The decrease in sales can be attributed to market conditions and competition. A dip in sales rather than projected growth greeted equipment manufacturers and suppliers to the Cable Television Industry in 1995. Plans in the Telephone industry to install broadband networks for future delivery of video were stalled. Cable systems went through a period of reorganization. Many mid sized cable systems were sold to large operators who consolidated staffs.
Large operators were also busy this year streamlining their organizations to increase the bottom line. The trend towards digital delivery of television also caused many cable systems to wait and see what new equipment will enter the market instead of investing in equipment that may soon be obsolete.

  MFC's Broadcast TV product sales decreased $128,089 or 6.1% to $1,958,771 during fiscal 1995 when compared to sales of $2,086,860 during fiscal 1994.
The decrease in sales can be attributed to market conditions and competition. Consolidation was also a trend in the Wireless Cable industry during 1995.
Many systems were bought and sold stalling the purchase of new equipment. Industry experts expect that the situation is short term and that operators will move forward in building their systems once the acquisitions are complete. In general the Wireless Cable industry is robust because financing has become available and Baby Bells have been investing in systems. The new year is expected to be a healthy one for the industry.

  MFC's RF/Microwave product sales decreased $80,433 or 6% to $1,255,450 during fiscal 1995 when compared to sales of $1,335,883 during fiscal 1994. The decrease in sales can primarily be attributed to competition.

  MFC's Comband product sales increased $52,713 or 19.9% to $318,025 during fiscal 1995 when compared to sales of $265,312 during fiscal 1994. The increase in sales can be attributed to a new installation during fiscal 1995.

  Niagara Scientific Inc. (NSI), a wholly owned subsidiary, sales decreased $293,984 or 26.2% to $826,249 during fiscal 1995 when compared to sales of $1,120,233 during fiscal 1994. The decrease in sales can primarily be attributed to competition.

  As a percentage of sales, the Company's cost of goods sold was 64.5% in fiscal 1995 compared to 63.2% in fiscal 1994. Cost of goods sold decreased $508,904 or 9.3% to $4,936,219 during fiscal 1995 when compared to fiscal 1994. The increase in cost of goods sold as a percentage of sales can primarily be attributed to lower average selling prices due primarily to competition and an increase in the manufacturing costs associated with new product development during fiscal 1995. The dollar decrease in cost of goods can primarily be attributed to the decrease in sales.

  Selling, general and administrative expenses decreased $302,350 or 10.1% To $2,687,260 during fiscal 1995 when compared to fiscal 1994. The decrease in S,G & A expenses during fiscal 1995 can be attributed to planned expense reductions. As a percentage of sales, selling, general and administrative expenses increased to 35.1% in fiscal 1995 when compared to 34.7% in fiscal 1994 due primarily to the decrease in sales.

Fiscal 1994 Compared To Fiscal 1993
-----------------------------------

  Both sales and earnings increased during fiscal 1994 when compared to fiscal 1993.

  The Company's net sales increased $1,802,532 or 26.5% to a record $8,616,861 during fiscal 1994 when compared to fiscal 1993. The Company's net income increased $235,859 or 199% to a net income of $117,529 during fiscal 1994 when compared to a net loss of $118,330 during fiscal 1993. The increase in net income can primarily be attributed to the increase in sales.

  Microwave Filter Company (MFC) sales increased $1,367,914 or 22.3% to $7,496,628 during fiscal 1994 when compared to sales of $6,128,714 during fiscal 1993.

  MFC's Broadcast TV product sales increased $804,013 or 62.6% to $2,086,860 during fiscal 1994 when compared to sales of $1,282,847 during fiscal 1993. The increase in sales can be attributed to the growth of the Wireless Cable TV market.

  MFC's Cable TV product sales decreased $58,944 or 1.6% to $3,672,102 during fiscal 1994 when compared to sales of $3,731,046 during fiscal 1993. The decrease in sales can primarily be attributed to a decrease in the sales of pay TV security traps to overseas customers. MFC's international sales decreased

$100,881 to $517,191 during fiscal 1994 when compared to international sales of $618,072 during fiscal 1993.

  MFC's RF/Microwave product sales increased $443,014 or 49.6% to $1,335,883 during fiscal 1994 when compared to sales of $892,869 during fiscal 1993. The increase in sales can be attributed to an increase in sales to the US government.

  COMBAND product sales increased $194,106 to $265,312 during fiscal 1994 when compared to fiscal 1993. The increase can be attributed to an agreement with Northwest Cable Network to purchase the CT-1000 addressable converter system for its Wireless Cable service in Yakima, Washington. Installation began in March of 1994 and the agreement will be completed over a five year period.

  Niagara Scientific Inc. (NSI), a wholly owned subsidiary, sales increased $434,618 or 63.4% to $1,120,233 during fiscal 1994 when compared to sales of $685,615 during fiscal 1993. The increase in sales can primarily be attributed to the improvement in the economy.

  As a percentage of sales, the Company's cost of goods sold was 63.2% in fiscal 1994 compared to 60.6% in fiscal 1993. Cost of goods sold increased $1,318,669 to $5,445,123 during fiscal 1994 when compared to fiscal 1993. The increase in cost of goods sold as a percentage of sales can primarily be attributed to competition and product sales mix. The dollar increase in cost of goods sold can primarily be attributed to the increase in sales.

  Selling, general and administrative expenses increased $124,421 or 4.3% to $2,989,610 during fiscal 1994 when compared to fiscal 1993. The increase can be attributed to an increase in legal costs during fiscal 1994. As a percentage of sales, selling, general and administrative expenses decreased to 34.7% in fiscal 1994 compared to 42.0% in fiscal 1993 primarily as a result of the increase in sales during fiscal 1994.

  On an industry segment basis, MFC's operating profit increased $9,449 to $426,375 during fiscal 1994 when compared to an operating profit of $416,926 during fiscal 1993. The increase can be attributed to the increase in sales. NSI's operating loss decreased $411,756 to $83,415 during fiscal 1994 when compared to an operating loss of $495,171 during fiscal 1993. NSI's improvement can be attributed to the increase in sales during fiscal 1994 when compared to fiscal 1993 and an inventory writedown taken in fiscal 1993. NSI's operating loss during fiscal 1994 can primarily be attributed to cost overruns due to technical problems associated with one order shipped during fiscal 1994. Corporate expenses increased $61,763 to $160,832 during fiscal 1994 when compared to $99,069 during fiscal 1993. The increase in Corporate expenses can be attributed to an increase in legal costs during fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The company's primary source of liquidity has been funds provided by operations.

                                            September 30
                                   1995          1994        1993
Cash & cash equivalents          $520,676      $656,561      $89,690
Working capital                $2,392,325    $2,295,468   $1,617,436
Current ratio                   3.01 to 1     2.75 to 1    2.59 to 1
Long-term debt                   $439,545      $583,354     $251,298

  Cash and cash equivalents decreased $135,885 to $520,676 at September 30, 1995 when compared to September 30, 1994. The decrease was a result of $234,910 in net cash provided by operating activities, $134,456 in net cash used for capital expenditures and $236,339 in net cash used for financing activities.

  At September 30, 1995, the company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. In addition, the company has a letter of credit facility, for up to $500,000, which is collateralized by specified inventory to be purchased. At September 30, 1995, the Company had $60,319 in letters of credit outstanding.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

OTHER
-----

  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments". The Standards require the Company to provide in fiscal 1996 certain disclosures regarding the fair value of financial instruments in its financial statements.

  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires the recognition of both economic and permanent impairment losses on long-lived assets. The Company is required to adopt this statement in fiscal 1996. The adoption of this statement is not expected to have a material adverse affect on the Company's financial position or results of operations.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting for stock-based compensation plans. The Company is required to adopt this statement for transactions entered into after September 30, 1996. The adoption of this statement is not expected to have a material adverse effect on the Company's financial position or results of operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Financial Statement Schedules called for by this item are submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially      of
Director             Principal occupation               Owned 11/30/95   Class


TRUDI B. ARTINI       Mrs. Artini is an independent           100,985     3.0%
(a)(b)(e)             investor in MFC and various other
Age 73                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson was a Professor of         110,173     3.3.%
(a)(b)(e)             Psychiatry and Director of the
Age 71                Adult Psychiatric In-Patient Unit
Director since 1977   of the Upstate Medical Center of
                      the State University of New York
                      since July of 1958, until his
                      retirement in 1985.  He continues
                      as a Consulting Psychiatrist at
                      Upstate Medical Center, Syracuse,
                      New York.  He has served as a
                      Skaneateles Town Councilman since
                      1989 and has been a Board member
                      of the Skaneateles Festival of
                      Chamber Music since 1980.

LOUIS MISENTI         President and Principal                 315,671     9.5%
Age 68                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also partner in
                      Northern Pines Golf Course,
                      Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed            333,470     10.0%
(a)(d)(e)             President and Chief Executive
Age 53                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially      of
Director             Principal occupation               Owned 11/30/95   Class

MILO PETERSON         Mr. Peterson has served as              150,602    4.5%
(a)(d)(e)             Executive Vice President,
Age 55                Corporate Secretary and Chief
Director since 1990   Operating Officer of NSI since
                      January 1, 1992.  Since January
                      1, 1992, he has also served as
                      Vice President of MFC and
                      Production Consultant to the
                      President.  Prior to January 1,
                      1992, he served as Executive Vice
                      President of NSI.  Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Corporate
                      Secretary of MFC on March 27,
                      1993.

FRANK S. MARKOVICH    Mr. Markovich is a self-employed        1,941       0.1%
(b)(c)(e)             consultant in the manufacturing
Age 51                and operations field.  Prior to
Director since 1992   that he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,157       0.0%
(b)(c)(d)             Principal shareholder of Morse
Age 54                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is manager of financial       2,200       0.1%
(a)(c)(d)             reports and corporate accounting
Age 54                for the Carrols Corp. in
Director since 1995   Syracuse.  Prior to joining
                      Carrols Corp, he was a senior
                      accountant with Price Waterhouse
                      and Co. in New York City.  Mr.
                      Chong has a bachelor of science
                      degree from California State
                      University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially      of
Director             Principal occupation               Owned 11/30/95   Class

Daniel Galbally       Mr. Galbally is controller of           555         0.0%
(b)(c)(d)             Evaporated Metal Films (EMF) in
Age 48                Ithaca, NY.  Before joining EMF,
Director since 1995   he worked as controller and
                      acting vice president of finance
                      at Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Operations Committee
(e)Member of Nominating Committee


The Directors listed above and executive officers as a group own 1,042,536 shares or approximately 31% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      53      President and Chief Executive Officer

        Richard L. Jones        47      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        55      Vice President and Corporate Secretary

All of the officers serve at the pleasure of the Board of Directors.

Carl F. Fahrenkrug was elected President and Chief Executive Officer of MFC on October 7, 1992. Prior to that date, he had been Executive Vice President and Chief Operating Officer of MFC. Prior to January 1, 1992, he was President and CEO of NSI and Vice President of Corporate Development for MFC.

Richard L. Jones joined MFC in August 1983 as comptroller. In February 1985, he was appointed Vice President and Treasurer of MFC. On October 7, 1992, he was appointed Vice President and Chief Financial Officer.

Milo J. Peterson was elected Corporate Secretary of MFC on March 27, 1993. Mr. Peterson has served as Executive Vice President, Corporate Secretary and Chief Operating Officer of NSI. Since January 1, 1992, he has also served as Vice President of MFC and Production Consultant to the President. Prior to January 1, 1992, he served as Executive Vice President of NSI.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 1995, 1994 and 1993, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary
   Name and principal position     Year      __$__

   Carl F. Fahrenkrug              1995     91,775
   President and CEO (1)           1994     95,522
                                   1993     93,802

(1) Mr. Fahrenkrug was elected President and CEO on October 7, 1992.

PROFIT SHARING
--------------

  MFC has a profit sharing plan for all employees over the age of 21 with one year of service. Annual contributions are determined by the Board of Directors and are made from current or accumulated net income. Allocation of contributions to plan participants are based upon annual compensation. Participants vest on the basis of 20% after 3 years of service, 40% at 4 years, 60% at 5 years, 80% at 6 years and 100% at 7 years.

  MFC has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Prior to April 1, 1994, MFC matched the employee contributions at a rate of 50% and MFC's contribution was limited to a maximum of 1% of the employee's income. Effective April 1, 1994, MFC matches the employee's contribution at a rate of 33 1/3% and MFC's contributions are limited to a maximum of 1 1/3% of the employee's income.

  MFC's contributions to the plans for the years ended September 30, 1995, 1994 and 1993 amounted to $28,167, $27,935 and $27,310, respectively.

STOCK OPTIONS
-------------

  The Company has two (2) stock option plans which are administered by the Board of Directors on advice from the Compensation Committee. The Employee Incentive Stock Option (E.I.S.O.) Plan was adopted in February, 1983. Under this E.I.S.O. Plan, 50,000 authorized but unissued shares were set aside for key employees. Options are granted at fair market value and must be exercised within ten (10) years of the date of the grant. Shares issued may be repurchased by the Company if an employee leaves the Company within 2 years from the date of the grant. On February 15, 1986, the Board of Directors approved a revised Employee Stock Purchase (E.S.P.) Plan to replace the former stock purchase plan. Under the E.S.P. Plan, employees purchase shares according to a formula which provides for an option of twenty (20) shares for each $1,000 of annual compensation. Options can be granted for a period of one year. The E.S.P. Plan utilizes the IRS code provision authorizing corporations to sell shares of their stock to employees at a discount up to 15% of fair market value without immediate income tax consequences to the employee. Officers of the Company are not eligible to participate in the E.S.P. Plan. There were no E.I.S.O. Plan options or E.S.P. Plan options outstanding at September 30, 1995.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors receive fees of $200.00 per board meeting and $100.00 per committee meeting, with the exception of the executive committee which receives $200.00 per committee meeting. MFC also reimburses directors for reasonable expenses incurred in attending meetings. Officer members receive no compensation for their attendance at meetings. Non-officer directors have the option of receiving their compensation for meetings in the form of investment letter stock. The number of shares received will be based upon a value of 85% of the mean value between the bid and ask price of the stock at the beginning of each quarter.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on November 30, 1995.

                                                                       % of
                                                                  Outstanding
                                                                Number of Shares
                                                                     Common
Name of Beneficial Owner   Address           Beneficially Owned  _____Stock_____

Frederick A. Dix &         209 Watson Rd.          231,838             7.0%
Marjorie Dix               N. Syracuse, NY 13212

Carl F. Fahrenkrug &       Indian Hill Rd.         333,470             10.0%
Rita Fahrenkrug            Manlius, NY 13104

Louis S. Misenti           140 Clearview Rd.       315,671              9.5%
                           Dewitt, NY 13214

  The information relating to the ownership of common stock held by the directors and executive officers of the corporation is set forth in item 10 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1. and 2.   Financial Statements and Schedules:

                   Reference is made to the list of Financial Statements and Financial Statement Schedule submitted as a separate section of this report.

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 1995.

(C)    Exhibits:

       Reference is made to the List of Exhibits submitted as a separate section of this report.

SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Microwave Filter Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROWAVE FILTER COMPANY, INC.

| S |   Carl F. Fahrenkrug
--------------------------
By:  Carl F. Fahrenkrug
(President and Chief Executive Officer)

| S |    Richard Jones
----------------------
By:  Richard Jones
(Vice President and Chief Financial Officer)

Dated:  January 10, 1996

  Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

| S |   Louis S. Misenti      | S |   Carl F. Fahrenkrug
------------------------      --------------------------
Louis S. Misenti              Carl F. Fahrenkrug
(Director)                    (Director)

| S |   Milo J. Peterson      | S |   Trudi B. Artini
------------------------      -----------------------
Milo J. Peterson              Trudi B. Artini
(Director)                    (Director)

| S |   Sidney Chong
--------------------
Sidney Chong
(Director)

Dated:  January 10, 1996

                 ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and 2

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................26
Consolidated Balance Sheets as of September 30, 1995 and 1994....27
Consolidated Statements of Operations for the Years
  Ended September 30, 1995, 1994 and 1993 .......................28
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 1995, 1994 and 1993 .......................29
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1995, 1994 and 1993 .......................30
Notes to Consolidated Financial Statements.......................31-38



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993:

Independent Auditors' Report on Schedules........................40
II-Valuation and Qualifying Accounts.............................41

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Microwave Filter Company, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of MICROWAVE FILTER COMPANY, INC., AND SUBSIDIARIES as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microwave Filter Company, Inc., and subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes in fiscal 1994 by adopting Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".



Coopers & Lybrand L.L.P.


Syracuse, New York
December 6, 1995

          Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       1995       1994
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                                $520,676    $656,561
  Accounts receivable-trade, net of allowance for doubtful
  accounts of $50,000 in 1995 and $75,000 in 1994           879,160   1,152,451
  Inventories                                             1,968,510   1,629,693
  Prepaid expenses and other current assets                 215,300     170,172
                                                            -------   ---------

      Total current assets                                3,583,646   3,608,877
                                                          ---------   ---------

Property, plant and equipment, net                        1,624,762   1,850,430
Other assets                                                 65,523     138,684
                                                          ---------   ---------

      Total assets                                       $5,273,931  $5,597,991
                                                         ==========  ==========


Liabilities And Stockholders' Equity

Current liabilities:
  Current portion of long term debt                        $146,556    $141,801
  Accounts payable                                          362,436     455,418
  Customer deposits                                         281,918     203,146
  Accrued federal and state income taxes                     42,808       4,977
  Accrued payroll and related expenses                       90,915     109,636
  Accrued compensated absences                              183,544     192,274
  Other current liabilities                                  83,144     206,157
                                                          ---------   ---------

    Total current liabilities                             1,191,321   1,313,409
                                                          ---------   ---------

Long term debt, less current portion                        439,545     583,354
Deferred compensation and other liabilities                  59,428      87,478
                                                          ---------   ---------
  Total liabilities                                       1,690,294   1,984,241
                                                          ---------   ---------

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares.
       Issued 4,003,733 in 1995 and 3,763,182 in 1994..     400,373     376,318
  Additional paid-in-capital                              2,880,992   2,636,582
  Retained earnings                                         939,377   1,140,670
                                                          ---------   ---------
  Common stock in treasury, at cost,
  680,301 shares in 1995 and 561,470 shares in 1994        (637,105)   (539,820)
                                                          ---------   ---------
Commitments

  Total stockholders' equity                              3,583,637   3,613,750
                                                          ---------   ---------

  Total Liabilities and Stockholders' Equity             $5,273,931  $5,597,991
                                                         ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       1995             1994            1993
                                       ----             ----            ----

Net sales                           $7,655,198       $8,616,861      $6,814,329

Cost of goods sold                   4,936,219        5,445,123       4,126,454
                                     ---------        ---------       ---------

    Gross profit                     2,718,979        3,171,738       2,687,875

Selling, general
  and administrative expenses        2,687,260        2,989,610       2,865,189
                                     ---------        ---------       ---------

    Income (loss) from operations       31,719          182,128        (177,314)

Other Income (Expense)
    Interest income                     17,562            8,203           7,919
    Interest expense                   (42,345)         (29,494)        (19,455)
    Miscellaneous                       20,454           15,245          16,220
                                     ---------        ---------       ---------

    Income (loss) before income taxes   27,390          176,082        (172,630)


Provision (benefit) for income taxes     8,226           58,553         (54,300)
                                     ---------        ---------       ---------

NET INCOME (LOSS)                      $19,164         $117,529       ($118,330)
                                     ---------        ---------       ---------

Earnings (loss) Per Share                $0.01            $0.04          ($0.03)
                                     ---------        ---------       ---------

Weighted average number of shares
and common stock equivalents         3,312,810        3,341,831       3,402,921
                                     =========        =========       =========




The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 1995, 1994 and 1993
            -----------------------------------------------------

                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1992          3,274,807   $327,481   $2,088,277   $1,590,145     2,707    ($5,220)   $4,000,683

Net loss                                                          (118,330)                          (118,330)
Stock issued to employees
   and officers                81,953      8,195       95,248                                         103,443
Purchase of treasury stock                                                   506,037   (534,177)     (534,177)
5% stock dividend             344,405     34,441      414,052     (448,493)   52,243
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1993          3,701,165   $370,117   $2,597,577   $1,023,322   560,987  ($539,397)   $3,451,619

Net Income                                                         117,529                            117,529
Stock issued to employees
   and officers                48,106      4,811       26,415                                          31,226
Stock issued to directors      13,704      1,370       12,429                                          13,799
Purchase of treasury stock                                                       483       (423)         (423)
Other                             207         20          161         (181)
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1994          3,763,182   $376,318   $2,636,582   $1,140,670   561,470  ($539,820)   $3,613,750

Net Income                                                          19,164                             19,164
Stock issued to employees
and officers                   35,866      3,586       28,821                                          32,407
Stock issued to directors      14,636      1,464       14,137                                          15,601
Purchase of treasury stock                                                    86,461    (97,285)      (97,285)
5% stock dividend             190,049     19,005      201,452     (220,457)   32,370
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1995          4,003,733   $400,373   $2,880,992     $939,377   680,301  ($637,105)   $3,583,637
                            =========   ========   ==========     ========   =======  ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                   1995      1994       1993
                                                   ----      ----       ----

Cash flows from operating activities:
       Net income (loss)                          $19,164   $117,529  ($118,330)

  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation                                  360,124    380,849    359,537
    Amortization of intangible assets              39,006     44,686     27,854
    Stock compensation                             48,008     45,025     79,962
    Deferred income taxes                         (51,921)    11,567   (168,000)
  Changes in assets and liabilities:
    Accounts receivable-trade, net                198,291   (317,065)      (998)
    Federal and state income taxes                 37,831    (26,975)    42,569
    Inventories                                  (338,817)  (116,456)   (16,337)
    Other Assets                                   17,328     31,122    (50,233)
    Accounts payable and customer deposits         60,790    106,343    223,255
    Accrued payroll, compensated absences and
      related expenses                            (28,159)    25,945    (33,215)
    Other current liabilities                    (122,725)    98,065     (9,145)
    Deferred compensation                          (4,010)    (7,860)    (3,044)
                                                 --------   --------    -------
    Net cash provided by operating activities     234,910    392,775    333,875
                                                 --------   --------    -------
Cash flows from investing activities:
  Capital expenditures                           (134,456)  (249,997)  (380,033)
                                                 --------   --------    -------
      Net cash used in investing activities      (134,456)  (249,997)  (380,033)
                                                 --------   --------    -------
Cash flows from financing activities:
  Principal payments on long-term debt           (139,054)   (75,484)   (44,647)
  Proceeds from term loan                                    500,000
  Purchase of treasury stock                      (97,285)      (423)  (462,177)
                                                 --------   --------    -------
    Net cash provided (used)
         by financing activities                 (236,339)   424,093   (506,824)
                                                 --------   --------    -------
    Net increase (decrease)
         in cash and cash equivalents            (135,885)   566,871   (552,982)

  Cash and cash equivalents at beginning of year  656,561     89,690    642,672
                                                 --------   --------    -------
 CASH AND CASH EQUIVALENTS AT END OF YEAR        $520,676   $656,561    $89,690
                                                 ========   ========    =======



Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                      $39,000    $28,000    $20,000
    Income taxes                                  $22,000    $73,000    $71,000

  The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Consolidation

 The consolidated financial statements include the accounts of Microwave Filter Company, Inc. (MFC) and its wholly-owned subsidiaries, Niagara Scientific, Inc.
(NSI) and Microwave Filter International, LTD. (MFI). All significant intercompany balances and transactions have been eliminated in consolidation.

b. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

c. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

d. Property, Plant and Equipment

 Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. At the time of sale or retirement, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized in income.

e. Intangible Assets

 Included in other assets at September 30, 1995 and 1994 is $3,908 and $30,311 representing a trade name and a covenant-not-to-compete and $59,864 and $72,467 representing the excess of cost over net assets acquired from the purchase of Niagara Scientific at September 30, 1995 and 1994, respectively. These intangible assets are being amortized on a straight-line basis over 3 and 10 years, respectively. Total accumulated amortization at September 30, 1995 and 1994 is $132,085 and $93,079, respectively.

f. Research and Development

 Costs in connection with research and development, which amount to $408,425, $442,228 and $454,700 for the fiscal years 1995, 1994 and 1993, respectively, are charged to operations as incurred.

g. Income Taxes

 The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. Prior to fiscal 1994, income taxes were recorded under the method specified by APB11.

h. Earnings Per Share

 Earnings per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends.

i. Accounts Receivable-trade

 Accounts receivable-trade, are stated net of allowance for doubtful accounts. The provision for doubtful accounts amounted to $18,969, $45,829 and $76,674 for the years ended 1995, 1994 and 1993, respectively.

j. Reclassifications

 Certain reclassifications have been made to conform prior year financial statements with the current year presentations.

2. INVENTORIES

Inventories consisted of the following:          September 30
                                          1995                 1994
                                          ----                 ----
  Raw materials and stock parts       $1,106,636             $915,815
  Work-in-process                        393,972              335,174
  Finished goods                         467,902              378,704
                                        --------            ---------
                                      $1,968,510           $1,629,693
                                      ==========           ==========


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          1995                 1994
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,642,103            1,625,189
  Machinery and equipment              1,973,227            1,908,513
  Office equipment and fixtures        1,022,426              969,598
  Other                                   93,507               93,507
                                       ---------            ---------
                                       4,874,263            4,739,807
  Less: Accumulated depreciation       3,249,501            2,889,377
                                       ---------            ---------
                                      $1,624,762           $1,850,430
                                      ==========           ==========

4. LONG-TERM DEBT

Long-term debt consisted of the following:                 September 30
                                                      1995             1994
  Term loan, payable to a bank over 60 months through
  fiscal 1999, with interest at 6.0% for the first
  two years and 8.0% for the final three years (a)   $379,795        $469,873

  Capitalized lease obligation (b)                    206,306         255,282
                                                      -------         -------
                                                      586,101         725,155

  Less: current portion                               146,556         141,801
                                                      -------         -------
                                                     $439,545        $583,354
                                                      =======         =======



 (a) Collateralized by principally all assets.

 (b) The capitalized lease obligation is comprised of the Company's obligation to the Onondaga County Industrial Agency (OCIDA) which the Company used to finance the purchase of its primary manufacturing facility, which serves as collateral for the debt. The Company financed its purchase of the facilities through an Industrial Development Revenue Bond issued by OCIDA and purchased by a bank. The Company has guaranteed the payment on the bonds to the bank on behalf of OCIDA. Payments are scheduled to be made quarterly, through April 1999, in an amount which would fully amortize the unpaid principal of the bonds. The interest rate is adjusted quarterly and is equal to 2.5% plus 65% of the thirteen week average rate of interest for Treasury Bills (5.60% and 4.8075% at September 30, 1995 and 1994, respectively).

 The following is a schedule of annual principal requirements on long-term debt:
        Year Ended     Principal
       September 30     Payments
       ------------    ---------
           1996       $146,556
           1997        152,830
           1998        164,123
           1999        112,592
                       -------
                      $586,101
                       =======


 The terms of both agreements contain certain covenants which limit both capital expenditures and the ability to obtain additional bank debt. In addition, the maintenance of certain financial ratios including current ratio and debt to net worth, as defined, are also required by the agreements.

5. CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. In addition, the Company has a Letter of Credit Facility, for up to $500,000, which is collateralized by specified inventory to be purchased. At September 30, 1995, the Company had $60,319 in letters of credit outstanding.

6. PROFIT SHARING AND 401-K PLANS

 The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan are matched at a rate of 33% of employee contributions limited to 1.33% of compensation.

 The Company's contributions to the plans for the years ended September 30, 1995, 1994 and 1993 were $28,167, $27,935 and $27,310 , respectively.

7. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases a motor vehicle and equipment under operating lease agreements expiring at various dates through September 30, 2001. Rental expenses under these leases for the years ended September 30, 1995, 1994 and 1993 amounted to $94,686, $67,975 and $38,089, respectively.

 Minimum rental commitments at September 30, 1995 for these
leases are:
        Year Ended     Principal
       September 30     Payments
       ------------     --------
           1996        $93,495
           1997         93,495
           1998         86,553
           1999         51,914
           2000         51,914
        Thereafter      95,335
                        ------
                      $472,706
                       =======

8. INCOME TAXES

 The Company adopted SFAS No. 109 as of October 1, 1993. The cumulative effect of this change was not significant.

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                          1995         1994         1993
Currently payable:
  Federal               $50,147       $38,586      $99,700
  State                  10,000         8,400       14,000
Deferred (credit)       (51,921)       11,567     (168,000)
                         ------       -------      -------
                         $8,226       $58,553     ($54,300)
                         ======       =======      =======

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______1995______   ______1994______  ______1993______
                           Amount     %       Amount     %      Amount     %
Statutory tax rate         $9,312    34.0%   $59,868    34.0%  ($58,694) (34.0)%
Surtax exemption           (5,204)  (19.0%)   (7,958)   (4.5)%    8,118    4.7%
State income tax net of:
Federal benefit             6,600    24.1%     5,544     3.1%    (5,610)  (3.2)%
Foreign sales corp benefit (4,579)  (16.7%)   (4,756)   (2.7)%   (8,099)  (4.7)%
Other                       2,097     7.6%     5,855     3.3%     9,985    5.7%
                           ------   ------   -------    ------ --------- -----
                           $8,226    30.0%   $58,553    33.2%  ($54,300) (31.5)%
                           ======   ======   =======    ====== ========= =====





 At September 30, 1995, the Company has unused research and experimentation tax credits of approximately $58,700 to offset future federal taxes through 2010. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax asset related to the tax credit in 1995 and 1994.

 The temporary differences which give rise to deferred tax assets and liabilities at September 30, 1995 and 1994 are as follows:

                                            1995         1994
                                            ----         ----
Deferred tax assets:
  Accounts receivable                     $      0      $  3,684
  Inventory                                126,305        94,277
  Accrued vacation                           7,544        10,062
  Research and experimentation
   tax credits                              58,700        46,200
  Deferred compensation                      9,645        10,828
                                          --------      --------
  Gross deferred tax assets                202,194       165,051
  Valuation allowance                      (58,700)      (46,200)
                                          --------      --------

  Total net deferred tax assets            143,494       118,851
                                           -------       -------

Deferred tax liabilities:
  Accelerated depreciation                  40,807        65,610
  Other                                          0         2,475
                                          --------      --------
  Total deferred tax liabilities            40,807        68,085
                                          --------      --------

Net deferred tax assets                   $102,687       $50,766
                                          ========      ========



Classification of net deferred tax assets:
  Current assets                          $133,849      $105,548
  Non-current liabilities                  (31,162)      (54,782)
                                          --------      --------
  Net deferred tax assets                 $102,687      $ 50,766
                                          ========      ========

9. INDUSTRY SEGMENT DATA

  The Company operates primarily in the United States and principally in two industries. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) manufactures electronic filters used for preventing interference or signal processing in cable television, satellite, broadcast, aerospace and government markets, while Niagara Scientific, Inc. (NSI) manufactures industrial automation equipment.

 Information by industry segment is as follows: (thousands of dollars)
                                     1995          1994       1993
Net Sales (Unaffiliated):
  MFC                               $6,829        $7,497     $6,128
  NSI                                  826         1,120        686
  Total                             $7,655        $8,617     $6,814

Operating Profit (Loss): (a)
  MFC                                 $200          $426       $417
  NSI                                  (70)          (83)      (495)
  Corporate                            (98)         (161)       (99)
  Total                                $32          $182      ($177)

Identifiable Assets: (b)
  MFC                               $4,189        $4,334     $3,775
  NSI                                  564           532        897
  Subtotal                           4,753         4,866      4,672
Corporate Assets-Cash &
  Cash Equivalents                     521           657         89
  Total                             $5,274        $5,523     $4,761

Depreciation & Amortization Expense:
  MFC                                $324          $349       $304
  NSI                                  75            76         83
  Total                              $399          $425       $387

Capital Expenditures:
  MFC                                $129          $244       $303
  NSI                                   5             6         77
  Total                              $134          $250       $380

Significant Export Sales:
  MFC                                $508          $517       $618

Sales to Significant Customers:
MFC:
  Communication Microwave Corp     $1,103        $1,118

NSI:
  Planters/Lifesavers                $185          $172
  Macklanburg                        $132
  IBMX                               $116
  U S Mills                          $104
  Borden                              $86
  Knorr                                            $270       $108
  EI DuPont                                        $187
  Warner Lambert                                   $165
  Bristol                                                      $84

(a) Operating profit (loss) is total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, interest expense, income taxes and miscellaneous income. Expenses incurred on behalf of both Companies are allocated based upon estimates of their relationship to each entity. (b) Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

10. STOCK OPTIONS

  The Company has a stock option and stock purchase plan which are administered by the Compensation Committee.

  The Employee Incentive Stock Option Plan (E.I.S.O. Plan) provides for the issuance of options to key employees at fair market value which must be exercised within ten years from the date of the grant. Shares issued may be repurchased by the Company if an employee leaves the Company within two years from the date of grant.

  The Employee Stock Purchase Plan (E.S.P. Plan) grants all employees options to purchase 20 shares for each $1,000 of the employee's annual compensation. The E.S.P. Plan utilizes the IRS code provision authorizing corporations to sell shares of their stock to employees at 85% of the fair market value on the date the right to purchase is granted. Officers of the Company are not eligible to participate in the E.S.P. Plan.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting for stock-based compensation plans. The Company is required to adopt this statement for transactions entered into after September 30, 1996. The adoption of this statement is not expected to have a material adverse effect on the Company's financial position or results of operation.

  A summary of both plans' activities through September 30, 1995 is as follows:

                                                                EMPLOYEE
                                      INCENTIVE STOCK         STOCK PURCHASE
                                        OPTION PLAN                PLAN
                                        -----------                ----
                                    Shares   Avg. price      Shares  Avg. price
                                    ------   ----------      ------  ----------
Outstanding, September 30, 1992     12,000     $1.25
Granted                                                      42,028
Exercised                           (8,000)    $1.25         (6,171)   $1.22
Forfeited                           (4,000)    $1.25        (35,857)

Outstanding, September 30, 1993          0                        0
Granted                                                      47,040
Exercised                                                    (2,106)   $ .99
Forfeited                                                   (44,934)

Outstanding, September 30, 1994          0                        0
Granted                                                      46,534
Exercised                                                    (1,407)   $ .99
Forfeited                                                   (45,127)

Outstanding, September 30, 1995          0                        0
Shares Currently Available               0                        0
Shares Currently Exercisable             0                        0

11. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Supplemental disclosure of non-cash investing and financing activities:

Year Ended September 30, 1994
-----------------------------
  During the first quarter of fiscal 1994, the company transferred $93,507 of items previously held in inventory to rental equipment.

Year Ended September 30, 1993
-----------------------------
  On February 26, 1993 the Company purchased 505,598 shares of stock at $1.055 per share in settlement of a $72,000 note receivable and paying cash in the amount of $461,409.

12. FOURTH QUARTER ADJUSTMENTS

  In the fourth quarter of 1993, the Company recorded an expense of approximately $336,000 consisting principally of the writedown of certain inventory items and a receivable.

13. LEGAL MATTERS

  There are currently no material pending legal proceedings against the company or its subsidiaries.

                        EXHIBIT INDEX
                                                                           Page
Exhibit No.   Description                                                 Number

3.1      MFC Certificate of Corporation, as amended.                           *

3.2      MFC Amended and Restated Bylaws.                                      *

10.1     Bond Purchase Agreement dated as of February 22,1984                  *
         among MFC, Onondaga County Industrial Development Agency
         ("OCIDA") and Key Bank of Central New York ("Bondholder").

10.2     Lease Agreement dated as of February 22, 1984 between MFC and OCIDA.  *

10.3     Mortgage and Security Agreement dated as of February 22, 1984 from    *
         MFC and OCIDA to the Bondholder.

10.4     Guaranty Agreement dated as of February 22, 1984 from MFC to OCIDA    *
         and the Bondholder.

10.5     Application by Debtor in Possession for Authority to Sell General     *
         Intangible Assets and Order (MFC's acquisition of CT-1000 System).

10.6     Stock Purchase Agreement dated February 8, 1993 between Glyn and      *
         Emily Bostick and MFC.

 * Previously filed

INDEPENDENT AUDITORS' REPORT ON SCHEDULES





Board of Directors and Stockholders
Microwave Filter Company, Inc.
East Syracuse, New York

Our report on the consolidated financial statements of MICROWAVE FILTER COMPANY, INC., AND SUBSIDIARIES is on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.


Syracuse, New York
December 6, 1995

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 1995, 1994 and 1993



Col. A                                         Col. B               Col. C         Col. D     Col. E
                                                                    Additions
                                               Balance at           Charged to     Charged to
                                               Beginning            Costs and      Other                    Balance at
Description                                    of Period            Expenses       Accounts   Deductions    End of Period
-----------                                    ---------            -----------------------   ----------    -------------

Year ended September 30, 1995

Allowance for doubtful accounts                 $75,000              $18,025                    $43,025        $50,000
Inventory valuation reserves                    441,663              103,643                          0        545,306
                                               --------             --------      -------       -------       --------
                                               $516,663             $121,668           $0       $43,025       $595,306
                                               ========             ========      =======       =======       ========


Year ended September 30, 1994

Allowance for doubtful accounts                $100,000              $45,829                    $70,829       $ 75,000
Inventory valuation reserves                    449,973              207,291                    215,601        441,663
                                               --------             --------      -------       -------       --------
                                               $549,973             $253,120           $0      $286,430       $516,663
                                               ========             ========      =======       =======       ========


Year ended September 30, 1993

Allowance for doubtful accounts                 $50,000              $76,674                    $26,674       $100,000
Inventory valuation reserves                    165,583              306,162                     21,772        449,973
                                               --------             --------      -------       -------       --------
                                               $215,583             $382,836           $0       $48,446       $549,973
                                               ========             ========      =======       =======       ========
