Form 10-Q
period 1995-12-31
MICROWAVE FILTER CO INC /NY/
filed 1996-01-30
CIK 716688

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 1995

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

   Common Stock, $.10 Par Value -    3,326,779 shares as of December
31, 1995.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 1995 AND 1994
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended
                                     Dec. 31
                                1995          1994
[S]                            [C]           [C]
Net sales                      $2,091        $1,964

Cost of goods sold              1,253         1,293
                               -------       -------
Gross profit                      838           671

Selling, general and
 administrative expenses          646           651
                               -------       -------
Income (loss) from
 operations                       192            20

Other income (expense)              1            (4)
                               -------       -------
Income (loss) before
 income taxes                     193            16

Provision (benefit)
 for income taxes                  67             5
                               -------       -------
NET INCOME (LOSS)                 126            11
                               =======       =======
Earnings (loss) per share       $0.04         $0.00
                               =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


                               DECEMBER 31, 1995       SEPTEMBER 30, 1995
                                   (Unaudited)
[S]                                 [C]                    [C]
Assets
Current Assets:
Cash and cash equivalents           $   962                $   521
Accounts receivable-trade,net           771                    879
Inventories                           1,839                  1,969
Prepaid expenses and other
 current assets                         215                    215
                                     --------              --------
Total current assets                  3,787                  3,584

Property,plant and equipment,net      1,568                  1,625

Other assets                             61                     65
                                    --------               --------
Total assets                        $ 5,416                $ 5,274
                                    ========               ========

Liabilities And Stockholders' Equity
Current liabilities:
Current portion of long term
 debt                               $   148                $   147
Accounts payable                        354                    362
Customer deposits                       302                    282
Accrued federal and state
 income taxes                            98                     43
Accrued payroll and related
 expenses                                71                     91
Accrued compensated absences            195                    183
Other current liabilities                74                     83
                                    --------               --------
Total current liabilities             1,242                  1,191
                                    --------               --------
Long term debt, less current
 portion                                403                    440
Deferred compensation and
 other liabilities                       58                     59
                                    --------               --------
Total liabilities                     1,703                  1,690
                                    --------               --------
Stockholders' Equity:
Common stock,$.10 par value             401                    400
Additional paid-in capital            2,884                  2,881
Retained earnings                     1,065                    940
                                    --------               --------
                                      4,350                  4,221
Common stock in treasury,
 at cost                               (637)                  (637)
                                    --------               --------
Total stockholders' equity            3,713                  3,584
                                    --------               --------
Total liabilities and
 stockholders' equity               $ 5,416                $ 5,274
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                           FOR THE THREE MONTHS ENDED

                           DECEMBER 31, 1995 AND 1994
                                 (Unaudited)

                                Three months ended
                                  December 31
                                1995          1994
[S]                          [C]            [C]
Cash flows from operating
 activities:

Net income                   $  126        $    11
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization    85             98

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable             108            (78)
Inventories                     129           (282)
Prepaid expenses & other
 assets                          (3)           (21)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        50             99
Deferred compensation &
 other liabilities               (1)            (1)
                             -------        -------
Net cash provided by
 operating activities           494           (174)
                             -------        -------
Cash flows from investing activities:
Capital expenditures            (21)           (23)

Cash flows from financing activities:
Principal payments on
 long-term debt                 (36)           (32)
Proceeds from sale of
 common stock                     4              3
Purchase of treasury
 stock                            0            (97)
                             -------        -------
Increase (decrease) in cash
 and cash equivalents           441           (323)
Cash and cash equivalents
 at beginning of period         521            657
                             -------        -------
Cash and cash equivalents
 at end of period            $  962         $  334
                             =======        =======

[FN]

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1995


Note 1. Summary of Significant Accounting Policies

  The accompanying financial statements, which should be read in conjunction with the financial statements of Microwave Filter Company, Inc. ("the Company") included in the 1995 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.
The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares used for the computations were 3,324,564 and 3,302,491 for the three months ending December 31, 1995 and December 31, 1994, respectively.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                           December 31,     September 30,
                                               1995             1995

  Raw materials and stock parts              $   957          $ 1,107
  Work-in-process                                386              394
  Finished goods                                 496              468
                                             -------          -------
                                             $ 1,839          $ 1,969
                                             =======          =======

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                          DECEMBER 31, 1995

  Micowave Filter Company, Inc. achieved record first quarter sales of $2,091,015 during the first quarter of fiscal 1996 which ended December 31, 1995.

  Net sales increased $127,298 or 6.5% to $2,091,015 during the three months ended December 31, 1995 when compared to sales of $1,963,717 during the same period last year.

  Net income increased $115,614 or 1,087% to $126,253 during the three months ended December 31, 1995 when compared to net income of $10,639 during the same period last year.

  As a percentage of sales, gross profit increased $166,892 to 40.1% during the three months ended December 31, 1995 when compared to 34.2% during the same period last year.

  As a percentage of sales, selling, general and administrative expenses decreased to 30.9% during the three months ended December 31, 1995 when compared to 33.2% during the same period last year.

  The increase in profits can be attributed to the increase in sales, improved margins and a decrease in operating expenses when compared to the same period last year.

  Your Company's primary objective continues to be new product development and an aggressive marketing plan to maximize performance and shareholder value.

  Cash and cash equivalents increased $441,379 to $962,055 at December 31, 1995 when compared to September 30, 1995. The increase was a result of $494,310 in net cash provided by operating activities, $20,630 in net cash used for capital expenditures and $32,301 in net cash used in financing activities.

  At December 31, 1995, the Company had available aggregate lines of credit totaling $600,000. In addition, the Company has a Letter of Credit facility available, for up to $500,000, which will be secured by specified inventory being purchased. At December 31, 1995, the Company had $60,319 in letters of credit outstanding.

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

                               MICROWAVE FILTER COMPANY, INC.


January 15, 1996                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

January 15, 1996                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer