Form 10-Q
period 1996-03-31
MICROWAVE FILTER CO INC /NY/
filed 1996-05-13
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 1996

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


   Common Stock, $.10 Par Value -    3,534,200 shares as of March
31, 1996.


   This document contains ten (10) pages.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 1996 AND 1995
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                1996          1995         1996         1995

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,861        $2,028       $3,952       $3,992

Cost of goods sold              1,167         1,417        2,420        2,710
                               -------       -------      -------      -------
Gross profit                      694           611        1,532        1,282

Selling, general and
 administrative expenses          625           736        1,271        1,387
                               -------       -------      -------      -------
Income (loss) from
 operations                        69          (125)         261         (105)

Other income (expense)              3             1            4           (3)
                               -------       -------      -------      -------
Income (loss) before
 income taxes                      72          (124)         265         (108)

Provision (benefit)
 for income taxes                  25           (43)          91          (37)
                               -------       -------      -------      -------

NET INCOME (LOSS)                 $47          ($81)        $174         ($71)
                               =======       =======      =======      =======

Earnings (loss) per share       $0.01        ($0.02)       $0.05       ($0.02)
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                              MARCH 31, 1996         SEPTEMBER 30, 1995
                                (Unaudited)
[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $ 1,015                $   521
Accounts receivable-trade,net           705                    879
Inventories                           1,545                  1,969
Prepaid expenses and other
 current assets                         272                    215
                                     --------              --------

Total current assets                  3,537                  3,584

Property,plant and equipment,net      1,520                  1,625

Other assets                             60                     65
                                    --------               --------

Total assets                        $ 5,117                $ 5,274
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $   149                $   147
Accounts payable                        221                    362
Customer deposits                       190                    282
Accrued federal and state
 income taxes                           124                     43
Accrued payroll and related
 expenses                                93                     91
Accrued compensated absences            213                    183
Other current liabilities                71                     83
                                    --------               --------

Total current liabilities             1,061                  1,191
                                    --------               --------
Long term debt, less current
 portion                                365                    440

Deferred compensation and
 other liabilities                       57                     59
                                    --------               --------

Total liabilities                     1,483                  1,690
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             425                    400
Additional paid-in capital            3,180                  2,881
Retained earnings                       667                    940
                                    --------               --------
                                      4,272                  4,221
Common stock in treasury,
 at cost                               (638)                  (637)
                                    --------               --------

Total stockholders' equity            3,634                  3,584
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 5,117                $ 5,274
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 1996 AND 1995
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                1996          1995        1996         1995
[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $   47         $  (82)     $  174        $ (71)

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    82            100         166          198

Change in assets and liabilities:
(Increase) decrease in:

Accounts receivable              65            109         174           30
Inventories                     295            136         423         (146)
Prepaid expenses & other
 assets                         (58)           (26)        (61)         (46)
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (183)           (83)       (133)          16
Deferred compensation &
 other liabilities               (1)            (1)         (2)          (2)
                             -------        -------    --------      -------

Net cash provided by
 operating activities           247            153         741          (21)
                             -------        -------    -------       -------

Cash flows from investing activities:

Capital expenditures            (31)           (65)        (52)         (88)

Cash flows from financing activities:

Principal payments on
 long-term debt                 (37)           (36)        (72)         (69)
Proceeds from sale of
 common stock                    42             34          46           37
Purchase of treasury
 stock                           (1)            (1)         (1)         (97)
Dividend paid                  (168)                      (168)
                             -------        -------     -------      -------
Net cash used in
 financing activities          (163)            (3)       (195)        (129)

Increase (decrease) in cash
 and cash equivalents            53             85         494         (238)

Cash and cash equivalents
 at beginning of period         962            334         521          657
                             -------        -------     -------      -------

Cash and cash equivalents
 at end of period            $1,015         $  419      $1,015       $  419
                             =======        =======     =======      =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1996



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

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares of common stock outstanding used for the computations were 3,512,398 for the six months and 3,532,489 for the three months ending March 31, 1996 and 3,472,426 for the six months and 3,477,236 for the three months ending March 31, 1995.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                            March 31,       September 30,
                                               1996             1995

  Raw materials and stock parts              $   865          $ 1,107
  Work-in-process                                309              394
  Finished goods                                 371              468
                                             -------          -------
                                             $ 1,545          $ 1,969
                                             =======          =======

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           MARCH 31, 1996

  Net income increased $128,879 to $47,306 during the three months ended March 31, 1996 when compared to a net loss of $81,573 during the same period last year. Net income increased $244,493 to $173,559 during the six months ended March 31, 1996 when compared to a net loss of $70,934 during the same period last year.

  The increase in net income can primarily be attributed to the improvements in gross profit and reductions in selling, general and administrative expenses.

  As a percentage of sales, gross profit increased to 37.3% during the three months ended March 31, 1996 when compared to 30.1% during the same period last year. Gross profit increased to 38.8% of sales during the six months ended March 31, 1996 when compared to 32.1% of sales during the same period last year.

  Selling, general and administrative (SG&A) expenses decreased $110,666 or 15% to $625,455 during the three months ended March 31, 1996 when compared to $736,121 during the same period last year. As a percentage of sales, SG&A expenses decreased to 33.6% during the three months ended March 31, 1996 when compared to 36.3% during the same period last year. For the six months ended March 31, 1996, SG&A expenses decreased to 32.2% of sales when compared to 34.8% during the same period last year.

  Net sales decreased $166,522 or 8.2% to $1,861,488 during the three months ended March 31, 1996 when compared to net sales of $2,028,010 during the same period last year.

  For the six months ended March 31, 1996, net sales are essentially identical (down $39,224 or 1% to $3,952,503) when compared to net sales of $3,991,727 during the same period last year.

  Cash and cash equivalents increased $494,505 to $1,015,181 at March 31, 1996 when compared to $520,676 at September 30, 1995. The increase is a result of $741,836 in net cash provided by operating activities, $51,984 in net cash used for capital expenditures and $195,347 in net cash used in financing activities.

  At March 31, 1996, the Company had available aggregate lines of credit totaling $600,000. In addition, the Company has a Letter of Credit facility available, for up to $500,000, which will be secured by specified inventory being purchased.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 4, 1996 at the Holiday Inn, Carrier Circle, East Syracuse, New
         York 13057 at 10:00 A.M. pursuant to notice to the shareholders. The following matters were submitted to the vote of shareholders:

         Proposal 1. The election of nine directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.

         Proposal 2. To consider and act upon a proposed Amendment to the Bylaws to provide for the classification of the Board of Directors into three classes.

         Proposal 3. To consider and act upon a proposed Amendment to the Bylaws to provide that the size of the Board of Directors shall be nine or less.

         Proposal 4. To consider and act upon a proposed Amendment to the Bylaws that Directors may be removed only for cause by a majority vote of the Board then in office or by a two thirds (2/3) vote of the shareholders.

         Proposal 5.   To consider and act upon a proposed Amendment to
         the Bylaws that any vacancy on the Board shall be filled by the remaining Directors then in office, whether or not there is a quorum, only until the next annual meeting and thereafter until a successor shall be elected and shall qualify.

         Proposal 6.   To consider and act upon a proposed Amendment to
         the Bylaws to provide that a special meeting of the shareholders may be called by the Chairman of the Board or the President, and shall be called by the Chairman of the Board or the Corporate Secretary upon written request from a majority of the Board of Directors or two thirds (2/3) of the outstanding shares entitled to vote in the election of Directors.

         Proposal  7.   To consider and act upon a proposed Amendment
         to the Certificate of Incorporation to provide that advance notice of shareholder nominations for the election of Directors and of shareholder proposals for action at annual and special shareholder meetings shall be given and certain information shall be provided with respect to shareholder nominees and shareholder proposals. This proposed Amendment to the Certificate of Incorporation currently exists as Article III "Notice of Shareholder Business and Nominations" of the Bylaws.

         Proposal  8.   To consider and act upon a proposed Amendment
         to the Certificate of Incorporation to adopt Article XII - "Indemnification and Insurance" of the Company Bylaws as an Amendment to the Certificate of Incorporation.

         Proposal  9.   To consider and act upon a proposed Amendment
         to the Certificate of Incorporation to provide that Directors' liability to the Company or its shareholders shall be limited to the fullest extent permitted by New York law.

         Proposal 10. To consider and act upon a proposed Amendment to the Certificate of Incorporation to provide that the shareholder vote required to alter, amend or repeal the foregoing Amendments is increased from a majority vote of the shareholders to two thirds (2/3) of the outstanding shares entitled to vote in the election of Directors.

         Proposal 11. The ratification of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending September 30, 1996.

         Proposal 12. To consider and act upon a proposed shareholder resolution by Mr. David Silver, with regard to the rescindment and replacement of Bylaw Article XII "Indemnification and Insurance".

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS             VOTES FOR      VOTES AGAINST     ABTENTIONS

      Trudi Artini          3,014,676         149,972              0
      Milo Peterson         3,019,579         145,069              0
      David Robinson        3,007,452         157,196              0
      Robert Andrews        3,091,193          73,455              0
      Sidney Chong          3,016,219         148,429              0
      Louis Misenti         3,016,585         148,063              0
      Carl Fahrenkrug       3,017,954         146,694              0
      Daniel Galbally       3,013,526         151,122              0
      Frank Markovich       3,090,205          74,443              0

     c. The following propositions received the number of votes set opposite their respective number:

                            VOTES FOR       VOTES AGAINST    ABSTENTIONS

      Proposal 2            2,194,344         307,787          15,695
      Proposal 3            2,931,133         199,659           9,736
      Proposal 4            2,130,595         331,566          23,788
      Proposal 5            2,857,348         233,496          18,118
      Proposal 6            2,130,643         328,853          26,453
      Proposal 7            2,712,541         286,390          23,183
      Proposal 8            2,785,112         336,543          19,184
      Proposal 9            2,881,702         236,380          14,169
      Proposal 10           2,167,131         354,760          19,224
      Proposal 11           3,004,663         147,719          11,746
      Proposal 12             439,086       2,000,532          78,208



Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


May 14, 1996                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 14, 1996                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer