Form 10-Q
period 1996-06-30
MICROWAVE FILTER CO INC /NY/
filed 1996-08-13
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 1996

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


   Common Stock, $.10 Par Value -    3,538,958 shares as of June
30, 1996.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS AND NINE MONTHS

                      ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                1996          1995         1996         1995

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,877        $1,860       $5,829       $5,852

Cost of goods sold              1,171         1,215        3,591        3,925
                               -------       -------      -------      -------
Gross profit                      706           645        2,238        1,927

Selling, general and
 administrative expenses          613           673        1,884        2,060
                               -------       -------      -------      -------
Income (loss) from
 operations                        93           (28)         354         (133)

Other income (expense)              9            (3)          13           (6)
                               -------       -------      -------      -------
Income (loss) before
 income taxes                     102           (31)         367         (139)

Provision (benefit)
 for income taxes                  35           (11)         127          (48)
                               -------       -------      -------      -------

NET INCOME (LOSS)                 $67          ($20)        $240         ($91)
                               =======       =======      =======      =======

Earnings (loss) per share       $0.02        ($0.01)       $0.07       ($0.03)
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                               JUNE 30, 1996          SEPTEMBER 30, 1995
                                (Unaudited)
[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $ 1,208                $   521
Accounts receivable-trade,net           647                    879
Inventories                           1,319                  1,969
Prepaid expenses and other
 current assets                         211                    215
                                     --------              --------

Total current assets                  3,385                  3,584

Property,plant and equipment,net      1,525                  1,625

Other assets                             55                     65
                                    --------               --------

Total assets                        $ 4,965                $ 5,274
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $    52                $   147
Accounts payable                        299                    362
Customer deposits                       170                    282
Accrued federal and state
 income taxes                           151                     43
Accrued payroll and related
 expenses                                85                     91
Accrued compensated absences            231                    183
Other current liabilities                98                     83
                                    --------               --------

Total current liabilities             1,086                  1,191
                                    --------               --------
Long term debt, less current
 portion                                117                    440

Deferred compensation and
 other liabilities                       56                     59
                                    --------               --------

Total liabilities                     1,259                  1,690
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             425                    400
Additional paid-in capital            3,185                  2,881
Retained earnings                       734                    940
                                    --------               --------
                                      4,344                  4,221
Common stock in treasury,
 at cost                               (638)                  (637)
                                    --------               --------

Total stockholders' equity            3,706                  3,584
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,965                $ 5,274
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND NINE MONTHS ENDED

                             JUNE 30, 1996 AND 1995
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Nine months ended
                                     June 30                  June 30
                                1996          1995        1996         1995
[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $   67         $  (20)     $  240        $ (91)

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    84            100         251          299

Change in assets and liabilities:
(Increase) decrease in:

Accounts receivable              59            315         233          346
Inventories                     225           (206)        649         (352)
Prepaid expenses & other
 assets                          62             17           1          (29)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        25           (102)       (107)         (86)
Deferred compensation &
 other liabilities               (1)            (1)         (4)          (3)
                             -------        -------     -------      -------

Net cash provided by
 operating activities           521            103       1,263           84
                             -------        -------     -------      -------

Cash flows from investing activities:

Capital expenditures            (86)           (19)       (138)        (107)

Cash flows from financing activities:

Principal payments on
 long-term debt                (248)           (38)       (320)        (107)
Proceeds from sale of
 common stock                     6              7          51           43
Purchase of treasury
 stock                                                      (1)         (97)
Dividend paid                                             (168)
                             -------        -------     -------      -------
Net cash used in
 financing activities          (242)           (31)       (438)        (161)

Increase (decrease) in cash
 and cash equivalents           193             53         687         (184)

Cash and cash equivalents
 at beginning of period       1,015            419         521          656
                             -------        -------     -------      -------

Cash and cash equivalents
 at end of period            $1,208         $  472      $1,208       $  472
                             =======        =======     =======      =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996



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

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares of common stock outstanding used for the computations were 3,520,194 for the nine months and 3,535,786 for the three months ending June 30, 1996 and 3,475,280 for the nine months and 3,515,320 for the three months ending June 30, 1995.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                             June 30,       September 30,
                                               1996             1995

  Raw materials and stock parts              $   711          $ 1,107
  Work-in-process                                220              394
  Finished goods                                 388              468
                                             -------          -------
                                             $ 1,319          $ 1,969
                                             =======          =======

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           JUNE 30, 1996

  Net income increased $86,864 to $66,802 during the three months ended June 30, 1996 when compared to a net loss of $20,062 during the same period last year. Net income increased $331,357 to $240,361 during the nine months ended June 30, 1996 when compared to a net loss of $90,996 during the same period last year.

  The increase in net income can primarily be attributed to the improvements in gross profit and reductions in selling, general and administrative expenses.

  As a percentage of sales, gross profit increased to 37.6% during the three months ended June 30, 1996 when compared to 34.7% during the same period last year. Gross profit increased to 38.4% of sales during the nine months ended June 30, 1996 when compared to 32.9% of sales during the same period last year. These improvements can primarily be attributed to product sales mix and the reduction in the manufacturing costs which were associated with new product development in fiscal 1995.

  Selling, general and administrative (SG&A) expenses decreased $59,873 or 8.9% to $612,814 during the three months ended June 30, 1996 when compared to $672,687 during the same period last year. As a percentage of sales, SG&A expenses decreased to 32.7% during the three months ended June 30, 1996 when compared to 36.2% during the same period last year. For the nine months ended June 30, 1996, SG&A expenses decreased to 32.3% of sales when compared to 35.2% during the same period last year.

  For the three months and nine months ended June 30, 1996, net sales are essentially identical when compared to the same periods last year. Net sales increased $16,397 to $1,876,806 during the three months ended June 30, 1996 when compared to net sales of $1,860,409 during the same period last year. For the nine months ended June 30, 1996, net sales are down $22,827 to $5,829,309 when compared to net sales of $5,852,136 during the same period last year.

  Cash and cash equivalents increased $687,366 to $1,208,042 at June 30, 1996 when compared to $520,676 at September 30, 1995. The increase is a result of $1,262,975 in net cash provided by operating activities, $137,571 in net cash used for capital expenditures and $438,038 in net cash used in financing activities.

  At June 30, 1996, the Company had available aggregate lines of credit totaling $600,000. In addition, the Company has a Letter of Credit facility available, for up to $500,000, which will be secured by specified inventory being purchased.

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

         None during this reporting period.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


August 14, 1996                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 14, 1996                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer