Form 10KSB
period 1996-09-30
MICROWAVE FILTER CO INC /NY/
filed 1997-01-10
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-KSB

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 1996_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on November 29, 1996 was $3,766,220.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at November 29, 1996:   3,544,678

  Documents incorporated by reference: None.

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

  The company actively produces over 1,700 standard products and has designed over 5,000 custom products for specialized applications.

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

  Cable television is a dynamic industry which has more than doubled in size over the last 10 years. The nature of cable television service is destined to change dramatically in 1997 and in future years ahead. Spurred by the passage of the Telecommunications Act of 1996, cable and other broadcast providers will have the opportunity to enter each other's markets and compete for customers. This means that telephone companies previously barred from offering video services now have the green light to venture into this market or into other services.

  Over the last few years, cable systems have been preparing for the advent of increased competition and market opportunities by upgrading their infrastructure. Major cable systems have been laying miles of fiber optic cable which allows signals to travel greater distance without the need for amplification. In 1997, the main focus of the cable systems will be to foray into two-way communications by offering access to the Internet. The cable market is already referring to itself as cable communications instead of cable television.

  Those additional market opportunities for cable will translate into equal benefits for the vendors who provide products to this market because the number of customers is expanding.

  Competition for multichannel television service will increase from other sources as well. This decade will continue to see the growth of other options such as Wireless Cable, Direct Broadcast Satellite and TVRO. These changes also represent opportunities for Microwave Filter for new filter applications engendered by an atmosphere of healthy competition.

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

  Wireless cable is also expected to have an upbeat year in 1997 despite some minor setbacks in 1996. This market and cable television are endeavoring to continue moving towards the implementation of digital technology. Wireless cable, like cable television, is expected to offer services other than video programming. In fact, several systems expect to begin rolling out digital service early in 1997. Implementation of digital technology this year was forestalled due to technical problems. Several systems held back subscriber growth and waited patiently for the bugs to work themselves out. Pushing the growth of analog systems would only mean more subscribers that would later have to be converted to a digital system.

  Another twist that slowed market growth in Wireless Cable in '96 was financing. Several phone companies became interested in forming partnerships with wireless systems yet many of these alliances never took hold. The phone companies presumably became impatient with the technical problems arising with digital broadcast and proceeded down other avenues that would provide them with the ability to deliver video and other interactive services.

  Despite the roll-out of digital technology and the availability of 140 channels becoming available to wireless subscribers early in '97, strong growth of analog wireless systems is expected worldwide this year. Much of that growth is expected in the Pacific Rim and other Asian countries such as China and the Phillipines. Strong growth is also predicted in such countries as Brazil, Canada, Africa and the Middle East.

  The Comband CT-1000 Addressable Converter System is an analog scrambling system designed for wireless TV. In 1994, an order, in excess of $1 million, to be shipped over a five year period, was received from Northwest Cable Network in Yakima, WA. The CT-1000 has the capability to scramble a total of 62 MMDS and UHF low power television channels.

  Cellular Television - A new wireless service. Most people are familiar with cellular phones but here's a new twist - cellular television or (LMDS). This system operates like cellular phone in theory. An omni-directional transmitter at the center of a six mile cell sends out a video signal carrying 49 channels of programming. Subscribers at locations throughout that cell can receive the signal with small, square, flat antennas. One system, Cellular Vision USA already exists in New York City. Now the FCC is preparing to auction off additional frequencies (between 29 and 31 GHz) for similar services to establish themselves. However, the FCC has stalled the auctions because eligibility requirements for applicants is being challenged. Several groups favor a ban on telephone and cable television companies to bid on frequencies within their territories of operation.

  LPTV - Low Power Television or LPTV is an option in the U.S. as a multichannel subscription television service. A system similar to Wireless Cable can be configured that will deliver channels of programming to areas where off air signals cannot be received. The only difference between both services is broadcast frequency and the type of antenna located at the subscriber's home. An LPTV receive antenna would look like any other off air broadcast antenna in contrast to the microwave antenna used for Wireless Cable. LPTV frequencies are easier to obtain and there are more LPTV than Wireless channels available. Channels of programming can be scrambled using the CT-1000 addressable converter in the same manner as for Wireless Cable.
In fact, due to the limited number of Wireless Cable frequencies, Wireless Cable operators are using a combination of Wireless and LPTV frequencies to increase the number of channels offered to their subscribers. As a broadcaster, LPTV differs from traditional television only in broadcast power. With lower broadcast power, the service has a smaller reception area than high power broadcast stations. LPTV is a small market and has always faced many regulatory and economical challenges. The market's current congressional battle is to retain areas of its spectrum that potentially can be reallocated to other markets.

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

  Direct Broadcast Satellite or DBS is a version of home satellite programming delivered direct to the home. It differs from C-band TVRO by the size of the receive antenna. DBS broadcasts at a higher frequency requiring a smaller satellite dish than C-band TVRO. Both satellite dealers and cable television systems market the service to offer consumers television options.


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

  Although defense spending is expected to decline over the next several years, there appears to be a shifting from military into commercial markets which shows great promise for expansion in the years ahead. Many of the technological developments in our other markets such as cable television will also provide business opportunities for our Microwave & RF market. New communications means the manufacture of new equipment that require filters. This situation presents new potential for MFC to serve the original equipment manufacturers (OEM) with the development of new products for inherent interference problems.


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

WORLD TRADE
-----------

  Management believes that world marketing is a route to substantial expansion of sales for MFC/NSI. Export opportunities for MFC's communication related products are many - especially in areas of the world such as China, the Pacific Rim and South America. Marketing research reveals that the Company's products are in high demand in these areas of the world.

  NSI products are less suitable for export for a number of reasons, including their large size and complexity, less demand in underdeveloped areas for automation and significant local competition. However, NSI is well qualified to produce and or distribute complementary products under license.

SUPPLIERS
---------

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

BACKLOG
-------

  At September 30, 1996, the Company's total backlog of orders was $1,262,124 compared to $1,693,786 at September 30, 1995. At September 30, 1996, MFC's backlog of orders was $921,598 compared to $1,275,285 at September 30, 1995. At September 30, 1996, NSI's backlog of orders was $340,526 compared to $418,501 at September 30, 1995. Approximately 80% of the Company's backlog at September 30, 1996 is scheduled to ship during fiscal 1997.

EMPLOYEES
---------

  At September 30, 1996, the Company employed 72 full-time permanent employees, 2 part-time permanent employees, and 9 full-time temporary employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $359,934, $408,425 and $442,228 for the fiscal years 1996, 1995 and 1994, respectively. Research and development costs are charged to operations as incurred.

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

COMPETITION
-----------

  The principal competitive factors facing both MFC and NSI are price, technical performance, service and the ability to produce in quantity to specific delivery schedules. Based on these factors, the Company believes it competes favorably in its markets.




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

                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

  MFC's common stock is traded on the NASDAQ over-the-counter market under the symbol MFCO. The information set forth was obtained from statements provided by the NASD. The following table shows the high and low sales prices for MFC's common stock for each full quarterly period within the two most recent fiscal years. The quotations represent prices in the over-the-counter market between dealers in securities. They do not include retail mark-ups, mark-downs or commissions.



Fiscal 1996                        High      Low

Oct. 1, 1995 to Dec. 31, 1995   $  1.61   $ 1.08
Jan. 1, 1996 to Mar. 31, 1996      1.50     1.13
Apr. 1, 1996 to June 30, 1996      2.25     1.25
July 1, 1996 to Sept. 30, 1996     2.00     1.13


Fiscal 1995                        High      Low

Oct. 1, 1994 to Dec. 31, 1994   $  1.25   $  .80
Jan. 1, 1995 to Mar. 31, 1995      1.31      .95
Apr. 1, 1995 to June 30, 1995      1.55     1.08
July 1, 1995 to Sept. 30, 1995     1.90     1.19

Adjusted for all stock dividends.

  The approximate number of stockholders on September 30, 1996 was 1,700.

  On January 18,1996, the Board of Directors declared a five cents per share cash dividend and a 5% per share stock dividend to shareholders of record on February 1, 1996, to be distributed on February 15, 1996. Fractional shares were paid in cash.

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


Five Year Summary Of Financial Data

                                                           September 30
                                     1996         1995         1994          1993         1992
Net Sales                        $ 7,532,710  $ 7,655,198  $ 8,616,861   $ 6,814,329   $ 7,254,364
Net Income (loss)(1)             $   504,295  $    19,164  $   117,529   $  (118,330)  $   107,881
Earnings (loss) Per Share        $       .14  $       .01  $       .03   $      (.03)          .03
Weighted Average Number of
Common Shares Outstanding*(2)      3,525,362    3,478,451    3,508,923     3,573,067     3,948,885
Stock (%) Dividends                       5%           5%           5%            5%
Cash ($) Dividends Declared      $       .05                                           $       .04
Total Assets(2)                  $ 5,410,266  $ 5,273,931  $ 5,597,991   $ 4,761,044   $ 5,250,619
Long Term Debt                   $   102,774  $   439,545  $   583,354   $   251,298   $   316,032
*Adjusted for all stock dividends.


Net income (loss) as a percentage of:   1996         1995         1994          1993           1992
Sales.............................       6.7          0.3          1.4         (1.7)            1.5
Assets............................       9.3          0.4          2.1         (2.5)            2.1
Equity............................      12.7          0.5          3.3         (3.4)            2.7


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by product group for each of the fiscal years in the three year period ended September 30, 1996.

Product group  (in thousands)  Fiscal 1996    Fiscal 1995   Fiscal 1994
Niagara Scientific                 $  609        $  826        $1,120
Microwave Filter:
  Cable TV                          3,951         3,223         3,672
  Broadcast TV                      1,707         1,959         2,087
  RF/Microwave                      1,074         1,226         1,336
  Satellite Communications            111           103           137
  Comband                              81           318           265
  Total                            $7,533        $7,655        $8,617

Sales backlog at 9/30              $1,262        $1,694        $1,823



Fiscal 1996 compared to Fiscal 1995

  Fiscal 1996 was a very profitable year for Microwave Filter Company, Inc., the second highest in Company history. Net income increased $485,131 to $504,295 or $.14 per share during the fiscal year ended September 30, 1996 when compared to net income of $19,164 or $.01 per share during the same period last year. The increase in earnings can primarily be attributed to the improvement in gross profit and the reduction in selling, general and administrative expenses during fiscal 1996 when compared to last year.

  Consolidated net sales for the fiscal year ended September 30, 1996 totaled $7,532,710, a decrease of $122,488 or 1.6%, when compared to sales of $7,655,198 during the fiscal year ended September 30, 1995.

  Microwave Filter Company (MFC) sales increased $94,557 to $6,923,506 during fiscal 1996 when compared to sales of $6,828,949 during fiscal 1995. The increase in MFC's sales can primarily be attributed to the increase in MFC's Cable TV product sales.

  MFC's Cable TV product sales increased $727,933 or 22.6% to $3,951,354 during the fiscal year ended September 30, 1996 when compared to sales of $3,223,421 during fiscal 1995. Management believes the increase is primarily due to Cable Systems upgrading their equipment and services in order to better compete against both Direct Broadcast Satellite (DBS) and Multichannel Multipoint Distribution Service (MMDS), commonly called wireless cable.

  MFC's Broadcast TV product sales, which includes wireless cable products, decreased $251,753 or 12.9% to $1,707,018 during fiscal 1996 when compared to sales of $1,958,771 during fiscal 1995. The decrease in sales can primarily be attributed to market conditions and competition. As the Company experienced in fiscal 1995, many wireless cable system operators have restricted expansion and delayed purchasing in anticipation of digital compression becoming available for the wireless cable industry. Digital compression will provide wireless cable with the ability to offer as many channels as conventional cable at reduced or at least competitive prices. The Company is also experiencing increased competition in this product area; however, management believes its emphasis on technical superiority and customer service will keep it competitive.

  MFC's RF/Microwave product sales decreased $181,799 or 14.5% to $1,073,651 during fiscal 1996 when compared to sales of $1,255,450 during fiscal 1995. The decrease can primarily be attributed to the completion of a large order in February 1996, for which twelve months of shipments were recorded in fiscal 1995.

  Niagara Scientific Inc. (NSI), a wholly owned subsidiary, sales decreased $217,045 to $609,204 during fiscal 1996 when compared to sales of $826,249 during fiscal 1995. The decrease in sales can primarily be attributed to competition.

  As a percentage of sales, gross profit increased to 42.6% during fiscal 1996 when compared to 35.5% during fiscal 1995. This substantial improvement can primarily be attributed to product sales mix and the reduction in the manufacturing costs which were associated with new product development in fiscal 1995.

  Selling, general and administrative (SG&A) expenses decreased $126,568 or 4.7% to $2,560,692 during fiscal 1996 when compared to $2,687,260 during fiscal 1995. The decrease can primarily be attributed to the decrease in legal costs during fiscal 1996 when compared to fiscal 1995. As a percentage of sales, SG&A expenses decreased to 34.0% of sales when compared to 35.1% of sales during fiscal 1995.

  Interest income increased $26,730 to $44,292 during fiscal 1996 when compared to $17,562 during fiscal 1995. The increase is primarily due to higher average invested cash balances during fiscal 1996 when compared to fiscal 1995. Interest expense decreased $13,202 to $29,143 during fiscal 1996 when compared to $42,345 during fiscal 1995. The decrease is primarily due to lower borrowing levels during fiscal 1996 when compared to fiscal 1995.

  The Company's effective income tax rate decreased to 25.9% during fiscal 1996 primarily as a result of the utilization of a research and experimentation tax credit carry forward. In 1996, no valuation allowance was recognized since sufficient taxable income is available in prior carryback years to realize a future tax benefit for deductible temporary differences. In 1995, a valuation allowance had been recognized to offset the deferred tax asset related to the research and experimentation tax credit.


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

                                            September 30
                                   1996          1995        1994
Cash & cash equivalents        $1,280,999      $520,676     $656,561
Working capital                $2,579,910    $2,392,325   $2,295,468
Current ratio                   3.07 to 1     3.01 to 1    2.75 to 1
Long-term debt                   $102,774      $439,545     $583,354

  Cash and cash equivalents increased $760,323 to $1,280,999 at September 30, 1996 when compared to $520,676 at September 30, 1995. The increase was a result of $1,651,430 in net cash provided by operating activities, $291,633 in net cash used for capital expenditures and $599,474 in net cash used in financing activities.

  At September 30, 1996, the company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. In addition, the company has a letter of credit facility, for up to $500,000, which is collateralized by specified inventory to be purchased.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

OTHER
-----

  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires the recognition of both economic and permanent impairment losses on long-lived assets. The Company is adopting this statement in the first quarter of fiscal 1997. The adoption of this statement is not expected to have a material adverse affect on the Company's financial position or results of operations.

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

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/29/96   Class


TRUDI B. ARTINI       Mrs. Artini is an independent         107,885       3.0%
(a)(b)(e)             investor in MFC and various other
Age 74                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor    116,332       3.3%
(a)(b)(e)             of Psychiatry at the Health Science
Age 72                Center, State University of New York
Director since 1977   at Syracuse. He was a faculty member
                      from 1958 until his retirement in
                      1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. Since 1989, he has
                      served as a Skaneateles Town
                      Councilman and in 1980 was a
                      founding Board Member of the
                      Skaneateles Festival of Chamber
                      Music.

LOUIS MISENTI         President and Principal               358,655      10.1%
Age 69                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed          368,004      10.4%
(a)(d)(e)             President and Chief Executive
Age 54                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
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

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/29/96   Class

MILO PETERSON         Mr. Peterson has served as            168,570       4.8%
(a)(d)(e)             Executive Vice President and
Age 56                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Since January
                      1, 1992, he has also served as
                      Production Consultant to the
                      President.  Prior to January 1,
                      1992, he served as Executive Vice
                      President of NSI.  Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Corporate
                      Secretary of MFC on March 27,
                      1993.

FRANK S. MARKOVICH    Mr. Markovich is a self-employed        3,475        *
(b)(c)(e)             consultant in the manufacturing
Age 51                operations and training field.
Director since 1992   Prior to that he was the Director
                      of the Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(b)(c)(d)             Principal shareholder of Morse
Age 55                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is Manager of Financial       4,518        *
(a)(c)(d)             Reports for Carrols Corp. in
Age 55                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/29/96   Class

Daniel Galbally       Mr. Galbally is a self-employed         1,489        *
(b)(c)(d)             financial consultant. He was the
Age 49                controller of Evaporated Metal
Director since 1995   Films (EMF) in Ithaca, N.Y. Before
                      joining EMF, he worked as controller
                      and acting vice president of finance
                      at Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Operations Committee
(e)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 1,161,050 shares or approximately 33% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      54      President and Chief Executive Officer

        Richard L. Jones        48      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        56      Corporate Secretary

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

Milo J. Peterson was elected Corporate Secretary of MFC on March 27, 1993.
Mr. Peterson has served as Executive Vice President and Corporate Secretary of NSI. Since January 1, 1992, he has also served as Production Consultant to the President. Prior to January 1, 1992, he served as Executive Vice President of NSI.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 1996, 1995 and 1994, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              1996    104,229    10,000
   President and CEO (1)           1995     91,775       -
                                   1994     95,522       -

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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan are matched at a rate of 40% of employee contributions limited to 2.0% of compensation.

  MFC's contributions to the plans for the years ended September 30, 1996, 1995 and 1994 amounted to $81,470, $28,167 and $27,935, respectively.

STOCK OPTIONS
-------------

  The Company had two (2) stock option plans which were administered by the Board of Directors on advice from the Compensation Committee. Both plans have expired. The Employee Incentive Stock Option (E.I.S.O.) Plan was adopted in February, 1983. Under this E.I.S.O. Plan, 50,000 authorized but unissued shares were set aside for key employees. Options were granted at fair market value and had to be exercised within ten (10) years of the date of the grant. Shares issued may be repurchased by the Company if an employee leaves the Company within 2 years from the date of the grant. On February 15, 1986, the Board of Directors approved a revised Employee Stock Purchase (E.S.P.) Plan to replace the former stock purchase plan. Under the E.S.P. Plan, employees purchase shares according to a formula which provides for an option of twenty
(20) shares for each $1,000 of annual compensation. Options were granted for a period of one year. The E.S.P. Plan utilized the IRS code provision authorizing corporations to sell shares of their stock to employees at a discount up to 15% of fair market value without immediate income tax consequences to the employee. Officers of the Company were not eligible to participate in the E.S.P. Plan. There were no E.I.S.O. Plan options or E.S.P. Plan options outstanding at September 30, 1996.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors receive fees of $300.00 per board meeting and $200.00 per committee meeting, with the exception of the executive committee which receives $300.00 per committee meeting. MFC also reimburses directors for reasonable expenses incurred in attending meetings. Officer members receive no compensation for their attendance at meetings. The Company also pays Louis
S. Misenti $20,000 per year for his services as Chairman of the Board of Directors. In addition, the Company paid Louis S. Misenti $3,333 during fiscal 1996 for consulting services. Non-officer directors have the option of receiving their compensation for meetings in the form of investment letter stock. The number of shares received will be based upon a value of 85% of the mean value between the bid and ask price of the stock at the beginning of each quarter.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on November 30, 1996.

                                                                       % of
                                                                  Outstanding
                                                                Number of Shares
                                                                     Common
Name of Beneficial Owner   Address           Beneficially Owned  _____Stock_____

Frederick A. Dix &         209 Watson Rd.          243,798             6.9%
Marjorie Dix               N. Syracuse, NY 13212

Carl F. Fahrenkrug &       Indian Hill Rd.         368,004            10.4%
Rita Fahrenkrug            Manlius, NY 13104

Louis S. Misenti           140 Clearview Rd.       358,655            10.1%
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

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 1996.

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

Dated:  January 9, 1997

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

Dated:  January 9, 1997

                 ANNUAL REPORT ON FORM 10-KSB

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and 2

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................26
Consolidated Balance Sheets as of September 30, 1996 and 1995....27
Consolidated Statements of Operations for the Years
  Ended September 30, 1996, 1995 and 1994 .......................28
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 1996, 1995 and 1994 .......................29
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1996, 1995 and 1994 .......................30
Notes to Consolidated Financial Statements.......................31-38



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994:

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

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Microwave Filter Company, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of MICROWAVE FILTER COMPANY, INC., AND SUBSIDIARIES as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microwave Filter Company, Inc., and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.


Syracuse, New York
November 27, 1996

          Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       1996       1995
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $1,280,999    $520,676
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $75,000 and $50,000                723,855     879,160
  Inventories                                             1,498,978   1,968,510
  Prepaid expenses and other current assets                 323,144     215,300
                                                          ---------   ---------
      Total current assets                                3,826,976   3,583,646


Property, plant and equipment, net                        1,583,290   1,624,762
Other assets                                                      0      65,523
                                                          ---------   ---------
      Total Assets                                       $5,410,266  $5,273,931
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long term debt                         $52,670    $146,556
  Accounts payable                                          299,859     362,436
  Customer deposits                                         198,694     281,918
  Accrued federal and state income taxes                    289,616      42,808
  Accrued payroll and related expenses                      127,692      90,915
  Accrued compensated absences                              197,835     183,544
  Other current liabilities                                  80,700      83,144
                                                          ---------   ---------
    Total current liabilities                             1,247,066   1,191,321


Long term debt, less current portion                        102,774     439,545
Deferred compensation and other liabilities                  82,128      59,428
                                                          ---------   ---------

  Total liabilities                                       1,431,968   1,690,294
                                                          ---------   ---------
Commitments

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,259,446 in 1996 and 4,003,733 in 1995          425,945     400,373
  Additional paid-in capital                              3,192,641   2,880,992
  Retained earnings                                         997,439     939,377

  Common stock in treasury, at cost,
  714,768 shares in 1996 and 680,301 shares in 1995        (637,727)   (637,105)
                                                          ---------   ---------

  Total stockholders' equity                              3,978,298   3,583,637
                                                          ---------   ---------
  Total Liabilities and Stockholders' Equity             $5,410,266  $5,273,931
                                                         ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       1996             1995            1994
                                       ----             ----            ----

Net sales                           $7,532,710       $7,655,198      $8,616,861

Cost of goods sold                   4,321,091        4,936,219       5,445,123
                                     ---------        ---------       ---------

    Gross profit                     3,211,619        2,718,979       3,171,738

Selling, general
  and administrative expenses        2,560,692        2,687,260       2,989,610
                                     ---------        ---------       ---------

    Income from operations             650,927           31,719         182,128

Other Income (Expense)
    Interest income                     44,292           17,562           8,203
    Interest expense                   (29,143)         (42,345)        (29,494)
    Miscellaneous                       14,171           20,454          15,245
                                     ---------        ---------       ---------

    Income before income taxes         680,247           27,390         176,082


Provision for income taxes             175,952            8,226          58,553
                                     ---------        ---------       ---------

NET INCOME                            $504,295          $19,164        $117,529
                                     ---------        ---------       ---------

Earnings Per Share                       $0.14            $0.01           $0.03
                                     ---------        ---------       ---------

Weighted average number of shares
and common stock equivalents         3,525,362        3,478,451       3,508,923
                                     =========        =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 1996, 1995 and 1994
            -----------------------------------------------------

                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1993          3,701,165   $370,117   $2,597,577   $1,023,322   560,987  ($539,397)   $3,451,619

Net income                                                         117,529                            117,529
Stock issued to employees
        and officers           48,106      4,811       26,415                                          31,226
Stock issued to directors      13,704      1,370       12,429                                          13,799
Purchase of treasury stock                                                       483       (423)         (423)
Other                             207         20          161         (181)
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1994          3,763,182    376,318    2,636,582    1,140,670   561,470   (539,820)    3,613,750

Net income                                                          19,164                             19,164
Stock issued to employees
        and officers           35,866      3,586       28,821                                          32,407
Stock issued to directors      14,636      1,464       14,137                                          15,601
Purchase of treasury stock                                                    86,461    (97,285)      (97,285)
5% stock dividend             190,049     19,005      201,452     (220,457)   32,370
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1995          4,003,733    400,373    2,880,992      939,377   680,301   (637,105)    3,583,637

Net income                                                         504,295                            504,295
Stock issued to employees
        and officers           37,161      3,716       35,700                                          39,416
Stock issued to directors      16,342      1,635       18,132                                          19,767
Purchase of treasury stock                                                       452       (622)         (622)
Cash dividend paid
        ($.05 per share)                                          (168,195)                          (168,195)
5% stock dividend             202,210     20,221      257,817     (278,038)   34,015
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1996          4,259,446   $425,945   $3,192,641     $997,439   714,768  ($637,727)   $3,978,298
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                   1996      1995       1994
                                                   ----      ----       ----

Cash flows from operating activities:
       Net income                                $504,295    $19,164   $117,529

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                  333,105    360,124    380,849
    Amortization of intangible assets              63,772     39,006     44,686
    Inventory obsolescence provision               48,744    103,643    207,291
    Bad debt provision                             53,011     18,025     45,829
    Stock compensation                             59,183     48,008     45,025
    Deferred income taxes                         (95,748)   (51,921)    11,567
  Changes in assets and liabilities:
    Accounts receivable-trade, net                102,294    180,266   (362,894)
    Accrued federal and state income taxes        246,808     37,831    (26,975)
    Inventories                                   420,788   (442,460)  (323,747)
    Other assets                                   17,249     17,328     31,122
    Accounts payable and customer deposits       (145,801)    60,790    106,343
    Accrued payroll, compensated absences and
      related expenses                             51,068    (28,159)    25,945
    Other current liabilities                      (2,444)  (122,725)    98,065
    Deferred compensation                          (4,894)    (4,010)    (7,860)
                                                ---------   --------    -------
    Net cash provided by operating activities   1,651,430    234,910    392,775
                                                ---------   --------    -------
Cash flows from investing activities:
  Capital expenditures                           (291,633)  (134,456)  (249,997)
                                                 --------   --------    -------
      Net cash used in investing activities      (291,633)  (134,456)  (249,997)
                                                 --------   --------    -------
Cash flows from financing activities:
  Principal payments on long-term debt           (430,657)  (139,054)  ( 75,484)
  Proceeds from term loan                                               500,000
  Purchase of treasury stock                         (622)   (97,285)      (423)
  Cash dividend paid                             (168,195)
                                                 --------   --------    -------
    Net cash provided by (used in)
         financing activities                    (599,474)  (236,339)   424,093
                                                 --------   --------    -------
    Net increase (decrease)
         in cash and cash equivalents             760,323   (135,885)   566,871

Cash and cash equivalents at beginning of year    520,676    656,561     89,690
                                                 --------   --------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $1,280,999   $520,676   $656,561
                                               ==========   ========   ========



Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                      $29,000    $39,000    $28,000
    Income taxes                                  $32,000    $22,000    $73,000

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

                   Microwave Filter Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a. Nature of Business

 Microwave Filter Company, Inc. operates primarily in the United States and principally in two industries. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial and defense electronics. Niagara Scientific, Inc. custom designs case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.

b.  Basis of Consolidation

  The consolidated financial statements include the accounts of Microwave Filter Company, Inc. (MFC) and its wholly-owned subsidiaries, Niagara Scientific, Inc. (NSI) and Microwave Filter International, LTD. (MFI); located in Syracuse, New York. All significant intercompany balances and transactions have been eliminated in consolidation.

c. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 1996 and September 30, 1995 approximates fair value. Substantially all cash balances were on deposit at one financial institution at September 30, 1996 and 1995.

d. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

e.  Research and Development

 Costs in connection with research and development, which amount to $359,934, $408,425 and $442,228 for the fiscal years 1996, 1995 and 1994, respectively, are charged to operations as incurred.

f. Property, Plant and Equipment

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

i. Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

j. Reclassifications

 Certain reclassifications have been made to conform prior year financial statements with the current year presentations.


2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          1996                 1995
                                          ----                 ----
  Raw materials and stock parts         $958,040           $1,106,636
  Work-in-process                        299,131              393,972
  Finished goods                         241,807              467,902
                                        --------            ---------
                                      $1,498,978           $1,968,510
                                      ==========           ==========


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          1996                 1995
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,734,814            1,642,103
  Machinery and equipment              2,065,615            1,973,227
  Office equipment and fixtures        1,128,960            1,022,426
  Other                                   93,507               93,507
                                       ---------            ---------
                                       5,165,896            4,874,263
  Less: Accumulated depreciation       3,582,606            3,249,501
                                       ---------            ---------
                                      $1,583,290           $1,624,762
                                      ==========           ==========

4. LONG-TERM DEBT

Long-term debt consisted of the following:                 September 30
                                                      1996             1995
  Term loan, payable to a bank over 60 months through
  fiscal 1999, with interest at 6.0% for the first
  two years and 8.0% for the final three years. Paid
  in full in fiscal 1996.                                  $0        $379,795

 Capitalized lease obligation (a)                     155,444         206,306
                                                      -------         -------
                                                      155,444         586,101

  Less: current portion                                52,670         146,556
                                                      -------         -------
                                                     $102,774        $439,545
                                                      =======         =======





 (a) The capitalized lease obligation is comprised of the Company's obligation to the Onondaga County Industrial Agency (OCIDA) which the Company used to finance the purchase of its primary manufacturing facility, which serves as collateral for the debt. The Company financed its purchase of the facilities through an Industrial Development Revenue Bond issued by OCIDA and purchased by a bank. The Company has guaranteed the payment on the bonds to the bank on behalf of OCIDA. Payments are scheduled to be made quarterly, through April 1999, in an amount which would fully amortize the unpaid principal of the bonds. The interest rate is adjusted quarterly and is equal to 2.5% plus 65% of the thirteen week average rate of interest for Treasury Bills (5.60% and 5.60% at September 30, 1996 and 1995, respectively).

 The following is a schedule of annual principal requirements on long-term debt:

        Year Ended     Principal
       September 30     Payments
       ------------    ---------
           1997       $ 52,670
           1998         57,025
           1999         45,749

                       -------
                      $155,444
                       =======


 The terms of the agreement contains certain covenants which limit both capital expenditures and the ability to obtain additional bank debt. In addition, the maintenance of certain financial ratios including current ratio and debt to net worth, as defined, are also required by the agreement.

5. CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the prime rate plus one percent (1%). The working capital line of credit provides for interest at the prime rate plus three quarters percent (3/4%). In addition, the Company has a Letter of Credit Facility, for up to $500,000, which is collateralized by specified inventory to be purchased. There were no amounts outstanding at September 30, 1996.

6. PROFIT SHARING AND 401-K PLANS

 The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan are matched at a rate of 40% of employee contributions limited to 2.0% of compensation.

 The Company's matching contributions to the 401-K plan for the years ended September 30, 1996, 1995 and 1994 were $31,470, $28,167 and $27,935 , respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $50,000 in 1996. No discretionary contributions were made in 1995 or 1994.

7. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases a motor vehicle and equipment under operating lease agreements expiring at various dates through September 30, 2001. Rental expenses under these leases for the years ended September 30, 1996, 1995 and 1994 amounted to $97,739, $94,686 and $67,975, respectively.

 Minimum rental commitments at September 30, 1996 for these leases are:

        Year Ended     Principal
       September 30     Payments
       ------------     --------
           1997        $97,680
           1998         90,738
           1999         52,611
           2000         51,914
           2001         95,335
                        ------
                      $388,278
                       =======

8. INCOME TAXES

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                          1996         1995         1993
Currently payable:
  Federal               $250,700      $50,147      $38,586
  State                   21,000       10,000        8,400
Deferred (credit)        (95,748)     (51,921)      11,567
                         -------      -------      -------
                        $175,952       $8,226      $58,553
                        ========      =======      =======

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______1996______   ______1995______  ______1994______
                           Amount     %       Amount     %      Amount     %
Statutory tax rate       $231,284    34.0%    $9,312    34.0%   $59,868   34.0%
Surtax exemption                0     0       (5,204)  (19.0%)   (7,958)  (4.5%)
State income tax net of:
 Federal benefit           13,860     2.0%     6,600    24.1%     5,544    3.1%
 Foreign sales corp benefit(6,854)   (1.0%)   (4,579)  (16.7%)   (4,756)  (2.7%)
 Research and experimentation
   tax credits            (54,344)   (8.0%)        0       0          0      0
Other                      (7,994)   (1.1%)    2,097     7.6%     5,855    3.3%
                           ------   ------   -------    ------ --------- -----
                         $175,952    25.9%    $8,226    30.0%   $58,553   33.2%
                         ========   ======   =======    =====  ========= ======


 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            1996          1995
                                            ----          ----

  Inventory                              $182,716       $126,305
  Accrued vacation                         52,350          7,544
  Other                                    22,125              0
  Research and experimentation
   tax credits                                  0         58,700
                                          -------       --------
                                          257,191        192,549
  Valuation allowance                      (    0)       (58,700)
                                          -------        -------

  Net deferred tax assets - current      $257,191       $133,849
                                          =======        =======

  Accelerated depreciation                (71,971)       (40,807)
  Other                                    13,215          9,645
                                          --------      --------
  Net deferred tax liabilities -
   noncurrent                             $58,756        $31,162
                                          =======        =======


 In 1996, no valuation allowance was recognized since sufficient taxable income is available in prior carryback years to realize a future tax benefit for deductible temporary differences. In 1995, a valuation allowance has been recognized to offset the deferred tax asset related to the research and experimentation tax credit.

9. INDUSTRY SEGMENT DATA

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which manufactures electronic filters used for preventing interference or signal processing in cable television, satellite, broadcast, aerospace and government markets; and (2) operations of Niagara Scientific, Inc. (NSI) which manufactures industrial automation equipment.

 Information by industry segment is as follows: (thousands of dollars)
                                     1996          1995       1994
Net Sales (Unaffiliated):
  MFC                               $6,924        $6,829     $7,497
  NSI                                  609           826      1,120
  Total                             $7,533        $7,655     $8,617

Operating Profit (Loss): (a)
  MFC                                 $987          $200       $426
  NSI                                 (222)          (70)       (83)
  Corporate                           (114)          (98)      (161)
  Total                               $651           $32       $182

Identifiable Assets: (b)
  MFC                               $3,812        $4,189     $4,334
  NSI                                  317           564        532
  Subtotal                           4,129         4,753      4,866
  Corporate Assets-Cash and
  Cash Equivalents                   1,281           521        657
  Total                             $5,410        $5,274     $5,523

Depreciation & Amortization Expense:
  MFC                                 $275          $324       $349
  NSI                                  122            75         76
  Total                               $397          $399       $425

Capital Expenditures:
  MFC                                 $291          $129       $244
  NSI                                    1             5          6
                                      $292          $134       $250

Significant Export Sales:
  MFC                                 $558          $508       $517

Sales to Significant Customers:
  MFC:
  Communication Microwave Corp.        -          $1,103     $1,118

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

10. STOCK OPTIONS

  Both the Company's stock option plan and stock purchase plan, which were administered by the Compensation Committee, expired in February of 1996.

  The Employee Incentive Stock Option Plan (E.I.S.O. Plan) provided for the issuance of options to key employees at fair market value which had to be exercised within ten years from the date of the grant. Shares issued may be repurchased by the Company if an employee leaves the Company within two years from the date of grant. This plan had no activity since September 30, 1993.

  The Employee Stock Purchase Plan (E.S.P. Plan) granted all employees options to purchase 20 shares for each $1,000 of the employee's annual compensation. The E.S.P. Plan utilized the IRS code provision authorizing corporations to sell shares of their stock to employees at 85% of the fair market value on the date the right to purchase is granted. Officers of the Company were not eligible to participate in the E.S.P. Plan. A summary of the E.S.P. Plan's activities through September 30, 1996 is as follows:

                                           EMPLOYEE
                                        STOCK PURCHASE
                                            PLAN
                                            ----
                                        Shares  Avg. price
                                        ------   ----------
Outstanding, September 30, 1993              0
Granted                                 47,040
Exercised                               (2,106)     $.99
Forfeited                              (44,934)

Outstanding, September 30, 1994              0
Granted                                 46,534
Exercised                               (1,407)     $.99
Forfeited                              (44,934)

Outstanding, September 30, 1995              0
Granted                                 44,146
Exercised                                 (839)    $1.09
Forfeited                               43,307

Outstanding, September 30, 1996              0

11. LEGAL MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.


12. FOURTH QUARTER ADJUSTMENTS

  In the fourth quarter of fiscal 1996, management revised certain inventory reserve estimates which resulted in approximately $150,000 of pre-tax income.

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


Syracuse, New York
November 27, 1996

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 1996, 1995 and 1994




Col. A                                         Col. B               Col. C                    Col. D        Col. E
                                                                                             Additions
                                               Balance at           Charged to     Charged to
                                               Beginning            Costs and      Other                    Balance at
Description                                    of Period            Expenses       Accounts   Deductions    End of
Period
-----------                                    ---------            -----------------------   ----------    -------------

Year ended September 30, 1996

Allowance for doubtful accounts                 $50,000              $53,011                    $28,011        $75,000
Inventory valuation reserves                    545,306               48,744                          0        594,050
                                               --------             --------      -------       -------       --------
                                               $595,306             $101,755           $0       $28,011       $669,050
                                               ========             ========      =======       =======       ========


Year ended September 30, 1995

Allowance for doubtful accounts                 $75,000              $18,025                    $43,025        $50,000
Inventory valuation reserves                    441,663              103,643                          0        545,306
                                               --------             --------      -------       -------       --------
                                               $516,663             $121,668           $0       $43,025       $595,306
                                               ========             ========      =======       =======       ========


Year ended September 30, 1994

Allowance for doubtful accounts                $100,000              $45,829                    $70,829        $75,000
Inventory valuation reserves                    449,973              207,291                    215,601        441,663
                                               --------             --------      -------       -------       --------
                                               $549,973             $253,120           $0      $286,430       $516,663
                                               ========             ========      =======       =======       ========

