Form 10-Q
period 1996-12-31
MICROWAVE FILTER CO INC /NY/
filed 1997-02-13
CIK 716688

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 1996

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

   Common Stock, $.10 Par Value -    3,552,838 shares as of December
31, 1996.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 1996 AND 1995
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended
                                     Dec. 31
                                1996          1995
[S]                            [C]           [C]
Net sales                      $1,722        $2,091

Cost of goods sold              1,095         1,253
                               -------       -------
Gross profit                      627           838

Selling, general and
 administrative expenses          586           646
                               -------       -------
Income from operations             41           192

Other income (expense)             16             1
                               -------       -------
Income before income
 taxes                             57           193

Provision for income
 taxes                             20            67
                               -------       -------
NET INCOME                         37           126
                               =======       =======
Earnings per share              $0.01         $0.04
                               =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


                               DECEMBER 31, 1996       SEPTEMBER 30, 1996
                                   (Unaudited)
[S]                                 [C]                    [C]
Assets
Current Assets:
Cash and cash equivalents           $ 1,187                $ 1,281
Accounts receivable-trade,net           619                    724
Inventories                           1,301                  1,499
Prepaid expenses and other
 current assets                         348                    323
                                     --------              --------
Total current assets                  3,455                  3,827

Property,plant and equipment,net      1,577                  1,583

                                    --------               --------
Total assets                        $ 5,032                $ 5,410
                                    ========               ========

Liabilities And Stockholders' Equity
Current liabilities:
Current portion of long term
 debt                               $    53                $    53
Accounts payable                        241                    300
Customer deposits                       113                    199
Accrued federal and state
 income taxes                            71                    289
Accrued payroll and related
 expenses                               107                    127
Accrued compensated absences            196                    198
Other current liabilities                52                     81
                                    --------               --------
Total current liabilities               833                  1,247
                                    --------               --------
Long term debt, less current
 portion                                 89                    103
Deferred compensation and
 other liabilities                       86                     82
                                    --------               --------
Total liabilities                     1,008                  1,432
                                    --------               --------
Stockholders' Equity:
Common stock,$.10 par value             427                    426
Additional paid-in capital            3,199                  3,193
Retained earnings                     1,035                    997
                                    --------               --------
                                      4,661                  4,616
Common stock in treasury,
 at cost                               (637)                  (638)
                                    --------               --------
Total stockholders' equity            4,024                  3,978
                                    --------               --------
Total liabilities and
 stockholders' equity               $ 5,032                $ 5,410
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                           FOR THE THREE MONTHS ENDED

                           DECEMBER 31, 1996 AND 1995
                                 (Unaudited)

                                Three months ended
                                  December 31
                                1996          1995
[S]                          [C]            [C]
Cash flows from operating
 activities:

Net income                   $   37        $   126
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization    78             85
Stock compensation                8              4

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable             105            108
Inventories                     198            129
Prepaid expenses & other
 assets                         (25)            (3)
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (414)            50
Deferred compensation &
 other liabilities                4             (1)
                             -------        -------
Net cash provided by (used in)
 operating activities            (9)           498
                             -------        -------
Cash flows from investing activities:
Capital expenditures            (72)           (21)

Cash flows from financing activities:
Principal payments on
 long-term debt                 (13)           (36)
                             -------        -------
Increase (decrease) in cash
 and cash equivalents           (94)            441
Cash and cash equivalents
 at beginning of period       1,281             521
                             -------        -------
Cash and cash equivalents
 at end of period            $1,187          $  962
                             =======        =======

[FN]

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996


Note 1. Summary of Significant Accounting Policies

  The accompanying financial statements, which should be read in conjunction with the financial statements of Microwave Filter Company, Inc. ("the Company") included in the 1996 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.
The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares used for the computations were 3,547,398 and 3,492,307 for the three months ending December 31, 1996 and December 31, 1995, respectively.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                           December 31,     September 30,
                                               1996             1996

  Raw materials and stock parts              $   833          $   958
  Work-in-process                                260              299
  Finished goods                                 208              242
                                             -------          -------
                                             $ 1,301          $ 1,499
                                             =======          =======

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                          DECEMBER 31, 1996


  Net sales decreased $368,593 or 17.6% to $1,722,422 during the three months ended December 31, 1996 when compared to sales of $2,091,015 during the same period last year. Management believes the decrease in sales can be attributed primarily to market conditions.

  The Company's two largest markets, Cable TV and Wireless Cable, both realized decreases in sales during the first quarter of fiscal 1997 when compared to the same period last year. Management believes both increased competition (i.e., Direct Broadcast Satellite) and the delays in the implementation of digital technology have had a negative impact on the Cable TV and Wireless Cable markets and; consequently, on first quarter sales.

  In an effort to mitigate these conditions, the Company is emphasizing new product and new market development, such as the PCS market, and converting the efficiencies and the cost reductions the Company's realized over the last two years into more competitive pricing. Management believes the Company's strong financial position will enable it to make the requisite investments in new product development and promotion necessary to maximize long term growth and shareholder value.

  Net income decreased $88,842 to $37,411 during the three months ended December 31, 1996 when compared to net income of $126,253 during the same period last year. The decrease in net income can primarily be attributed to the decrease in sales.

  As a percentage of sales, cost of goods sold increased to 63.6% during the three months ended December 31, 1996 when compared to 59.9% during the same period last year. The increase can be attributed to the lower sales volume and product sales mix.

  Selling, general and administrative expenses decreased $59,546 to $586,255 during the three months ended December 31, 1996 when compared to selling, general and administrative expenses of $645,801 during the same period last year.

  Cash and cash equivalents decreased $93,527 to $1,187,472 at December 31, 1996 when compared to September 30, 1996. The decrease was a result of $8,363 in net cash used in operating activities, $71,996 in net cash used for capital expenditures and $13,168 in net cash used in financing activities.

  At December 31, 1996, the Company had available aggregate lines of credit totaling $600,000. In addition, the Company has a Letter of Credit facility available, for up to $500,000, which will be secured by specified inventory being purchased.

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

                               MICROWAVE FILTER COMPANY, INC.


February 14, 1997                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 14, 1997                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer