Form 10-Q
period 1997-03-31
MICROWAVE FILTER CO INC /NY/
filed 1997-05-15
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 1997

Commission file number                         0-10976



						  MICROWAVE FILTER COMPANY, INC.
		  (Exact name of registrant as specified in its charter.)


			 New York                          16-0928443
(State of Incorporation)     (I.R.S. Employer Identification Number)


6743 Kinne Street, East Syracuse, N.Y.           13057
(Address of Principal Executive Offices)       (Zip Code)


Registrant's telephone number, including area code:  (315) 438-4700


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


   Common Stock, $.10 Par Value -    3,560,491 shares as of March
31, 1997.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                1997          1996         1997         1996

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,207        $1,861       $2,929       $3,952

Cost of goods sold                730         1,167        1,825        2,420
                               -------       -------      -------      -------
Gross profit                      477           694        1,104        1,532

Selling, general and
 administrative expenses          554           625        1,141        1,271
                               -------       -------      -------      -------
Income (loss) from
 operations                       (77)           69          (37)         261

Other income (expense)             26             3           43            4
                               -------       -------      -------      -------
Income (loss) before
 income taxes                     (51)           72            6          265

Provision (benefit)
 for income taxes                 (18)           25            2           91
                               -------       -------      -------      -------

NET INCOME (LOSS)                ($34)          $47           $4         $174
                               =======       =======      =======      =======

Earnings (loss) per share      ($0.01)        $0.01        $0.00        $0.05
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(Amounts in thousands)
                              MARCH 31, 1997         SEPTEMBER 30, 1996

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $   956                $ 1,281
Accounts receivable-trade,net           406                    724
Federal and state income tax
 receivable                              12                      -
Inventories                           1,342                  1,499
Prepaid expenses and other
 current assets                         395                    323
                                     --------              --------

Total current assets                  3,111                  3,827

Property,plant and equipment,net      1,615                  1,583

                                    --------               --------

Total assets                        $ 4,726                $ 5,410
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $    54                $    53
Accounts payable                        245                    300
Customer deposits                       124                    199
Accrued federal and state
 income taxes                             -                    289
Accrued payroll and related
 expenses                               103                    127
Accrued compensated absences            173                    198
Other current liabilities                54                     81
                                    --------               --------

Total current liabilities               752                  1,247

Long term debt, less current
 portion                                 75                    103

Deferred compensation and
 other liabilities                       79                     82
                                    --------               --------

Total liabilities                       907                  1,432
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             428                    426
Additional paid-in capital            3,206                  3,193
Retained earnings                       823                    997
                                    --------               --------
                                      4,457                  4,616
Common stock in treasury,
 at cost                               (638)                  (638)
                                    --------               --------

Total stockholders' equity            3,819                  3,978
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,726                $ 5,410
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 1997 AND 1996
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                1997          1996        1997         1996

[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $  (34)        $   47      $    4        $  174

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    77             82         156           166
Stock Compensation                7             42          15            46

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable             201             65         306           174
Inventories                     (41)           295         157           423
Prepaid expenses & other
 assets                         (48)           (58)        (72)          (61)
Increase (decrease) in:
Accounts payable & accrued
 expenses                       (82)          (183)       (496)         (133)
Deferred compensation &
 other liabilities               (6)            (1)         (3)           (2)
                             -------        -------    --------       -------

Net cash provided by
 operating activities            74            290          67           788
                             -------        -------    --------       -------

Cash flows from investing activities:

Capital expenditures           (116)           (31)       (188)          (52)

Cash flows from financing activities:

Principal payments on
 long-term debt                 (13)           (37)        (27)          (72)
Purchase of treasury
 stock                                          (1)                       (1)
Cash dividend paid             (178)          (168)       (178)         (168)
                             -------        -------     -------       -------
Net cash used in
 financing activities          (191)          (205)       (204)         (241)

Increase (decrease) in cash
 and cash equivalents          (233)            53        (325)          494

Cash and cash equivalents
 at beginning of period       1,187            962       1,281           521
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  956         $1,015      $  956        $1,015
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1997



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

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares of common stock outstanding used for the computations were 3,551,394 for the six months and 3,555,390 for the three months ending March 31, 1997 and 3,512,398 for the six months and 3,532,489 for the three months ending March 31, 1996.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                            March 31,       September 30,
                                               1997             1996

  Raw materials and stock parts              $   859          $   958
  Work-in-process                                268              299
  Finished goods                                 215              242
                                             -------          -------
                                             $ 1,342          $ 1,499
                                             =======          =======

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           MARCH 31, 1997

  Net sales for the six months ended March 31, 1997 equaled $2,929,453, a decrease of 25.9% when compared to net sales of $3,952,503 for the six month period ended March 31, 1996. Net sales for the three months ended March 31, 1997 equaled $1,207,031, a decrease of 35.2% when compared to net sales of $1,861,488 for the three month period ended March 31, 1996. The Company's two largest market segments, Cable Television and Wireless Cable, continue to experience a decrease in the demand for hardware; primarily due to competition from Direct Broadcast Satellite and the lack of readily available competitively priced digital compression technology in the Wireless Cable and Wireline Cable marketplace. It is anticipated that it will take at least 12 months for digital technology to make sufficient progress in the Wireless and Wireline Cable venue to shift the advantage away from Direct Broadcast Satellite. During this hiatus, the Company's primary objective will continue to be the development of new products and the development of new market segments, such as LMDS and PCS.

  Gross profit for the six months ended March 31, 1997 equaled $1,103,837 or 37.7% of sales compared to $1,532,306 or 38.8% of sales for the six month period ended March 31, 1996. Gross profit for the three months ended March 31, 1997 equaled $477,100 or 39.5% of sales compared to $694,466 or 37.3% of sales for the three month period ended March 31, 1996. The decreases in gross profit are primarily due to the decreases in sales. The increase in gross profit as a percentage of sales during the quarter ended March 31, 1997, when compared to the same period last year, can be attributed to product sales mix, improvements in productivity and planned reductions in manufacturing costs.

  Selling, general and administrative (SG&A) expenses for the six months ended March 31, 1997 equaled $1,140,634, a decrease of $130,622 or 10.3%
when compared to SG&A expenses of $1,271,256 during the six month period ended March 31, 1996. SG&A expenses for the three months ended March 31, 1997 equaled $554,379, a decrease of $71,076 or 11.4% when compared to SG&A expenses of $625,455 during the three month period ended March 31, 1996. The decreases can primarily be attributed to reductions in payroll and payroll related expenses, sales commissions and legal costs when compared to the same periods last year.

  Other income for the six months ended March 31, 1997 totaled $42,472, an increase of $38,547 when compared to the six month period ended March 31, 1996. The increase is primarily due to an increase in interest income and a decrease in interest expense when compared to the six month period ended March 31, 1996.

  Cash and cash equivalents decreased $325,267 to $955,732 at March 31, 1997 when compared to $1,280,999 at September 30, 1996. The decrease was a result of $66,799 in net cash provided by operating activities, $187,906 in net cash used for capital expenditures and $204,160 in net cash used in financing activities.

  At March 31, 1997, the Company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. In addition, the Company has a letter of credit facility, for up to $500,000, which is collateralized by specific inventory to be purchased.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 10, 1997 at the Holiday Inn, Carrier Circle, East Syracuse, New
         York 13057 at 10:00 A.M. pursuant to notice to the shareholders. The following matters were submitted to the vote of shareholders:

         Proposal 1. The election of three directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.

         Proposal 2. The ratification of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending September 30, 1997.



     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS             VOTES FOR        AUTHORITY
                                             WITHHELD

      Trudi Artini          2,745,813         116,337
      Milo Peterson         2,741,737         100,413
      David Robinson        2,723,332         118,818

     c. The following proposition received the number of votes set opposite its respective number:

                            VOTES FOR      VOTES AGAINST      ABSTENTIONS

      Proposal 2            2,760,473          71,329            10,348


Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


May 13, 1997                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 13, 1997                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer