Form 10-Q
period 1997-06-30
MICROWAVE FILTER CO INC /NY/
filed 1997-08-13
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 1997

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


   Common Stock, $.10 Par Value -    3,545,108 shares as of June
30, 1997

                     PART I. - FINANCIAL INFORMATION


MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands)
                               JUNE 30, 1997          SEPTEMBER 30, 1996

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $   981                $ 1,281
Accounts receivable-trade,net           542                    724
Federal and state income tax
 receivable                              11                      -
Inventories                           1,289                  1,499
Prepaid expenses and other
 current assets                         345                    323
                                     --------              --------

Total current assets                  3,168                  3,827

Property,plant and equipment,net      1,566                  1,583

                                    --------               --------

Total assets                        $ 4,734                $ 5,410
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $    55                $    53
Accounts payable                        217                    300
Customer deposits                        64                    199
Accrued federal and state
 income taxes                             -                    289
Accrued payroll and related
 expenses                               116                    127
Accrued compensated absences            189                    198
Other current liabilities                61                     81
                                    --------               --------

Total current liabilities               702                  1,247
                                    --------               --------
Long term debt, less current
 portion                                 78                    103
Deferred compensation and
 other liabilities                       60                     82
                                    --------               --------

Total liabilities                       840                  1,432
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             428                    426
Additional paid-in capital            3,206                  3,193
Retained earnings                       897                    997
                                    --------               --------
                                      4,531                  4,616
Common stock in treasury,
 at cost                               (638)                  (638)
                                    --------               --------

Total stockholders' equity            3,894                  3,978
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,734                $ 5,410
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS AND NINE MONTHS

                      ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                1997          1996         1997         1996

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,669        $1,877       $4,598       $5,829

Cost of goods sold                911         1,171        2,736        3,591
                               -------       -------      -------      -------
Gross profit                      758           706        1,862        2,238

Selling, general and
 administrative expenses          669           613        1,810        1,884
                               -------       -------      -------      -------
Income from
 operations                        89            93           52          354

Other income                       24             9           66           13
                               -------       -------      -------      -------
Income before
 income taxes                     113           102          119          367

Provision for
 income taxes                      39            35           41          127
                               -------       -------      -------      -------

NET INCOME                        $74           $67          $78         $240
                               =======       =======      =======      =======

Earnings per share              $0.02         $0.02        $0.02        $0.07
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND NINE MONTHS ENDED

                             JUNE 30, 1997 AND 1996
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Nine months ended
                                     June 30                  June 30
                                1997          1996        1997         1996
[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $   74         $   67      $   78        $  240

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    79             84         235           251
Stock compensation                0              6          15            51

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable            (124)            59         182           233
Inventories                      52            225         210           649
Prepaid expenses & other
 assets                          51             62         (22)            1
Increase (decrease) in:
Accounts payable & accrued
 expenses                       (63)            25        (559)         (107)
Deferred compensation &
 other liabilities               (1)            (1)         (4)           (4)
                             -------        -------     -------       -------

Net cash provided by
 operating activities            68            527         135         1,314
                             -------        -------     -------       -------

Cash flows from investing activities:

Capital expenditures            (29)           (86)       (217)         (138)

Cash flows from financing activities:

Principal payments on
 long-term debt                 (14)          (248)        (40)         (320)
Purchase of treasury
 stock                            -              -           -            (1)
Cash dividend paid                -              -        (178)         (168)
                             -------        -------     -------       -------
Net cash used in
 financing activities           (14)          (248)       (218)         (489)

Increase (decrease) in cash
 and cash equivalents            25            193        (300)          687

Cash and cash equivalents
 at beginning of period         956          1,015       1,281           521
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  981         $1,208      $  981        $1,208
                             =======        =======     =======      =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1997



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

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares of common stock outstanding used for the computations were 3,549,301 for the nine months and 3,545,115 for the three months ending June 30, 1997 and 3,520,194 for the nine months and 3,535,786 for the three months ending June 30, 1996.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                             June 30,       September 30,
                                               1997             1996

  Raw materials and stock parts              $   825          $   958
  Work-in-process                                258              299
  Finished goods                                 206              242
                                             -------          -------
                                             $ 1,289          $ 1,499
                                             =======          =======

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           JUNE 30, 1997

  Net sales for the nine months ended June 30, 1997 equalled $4,598,447, a decrease of $1,230,862 or 21.1% when compared to net sales of $5,829,309 for the nine months ended June 30, 1996. Net sales for the three months ended June 30, 1997 equalled $1,668,994, a decrease of $207,812 or 11.1% when compared to net sales of $1,876,806 for the three months ended June 30, 1996. The decreases in net sales can be attributed to a slowdown in sales in the Company's two largest market segments, Cable Television and Wireless Cable. The Company continues to experience a slowdown in the demand for hardware in both the Cable Television and Wireless Cable markets primarily due to competition from Direct Broadcast Satellite and the lack of readily available competitively priced digital compression technology in the Wireless Cable and Wireline Cable marketplace.

  Gross profit for the nine months ended June 30, 1997 equalled $1,862,058 or 40.5% of sales compared to $2,238,166 or 38.4% of sales for the nine months ended June 30, 1996. Gross profit for the three months ended June 30, 1997 equalled $758,221 or 45.4% of sales compared to $705,860 or 37.6%
of sales during the three months ended June 30, 1996. The dollar decreases in gross profit can primarily be attributed to the decreases in sales. The increases in gross profit as a percentage of sales, when compared to the same periods last year, can primarily be attributed to product sales mix, improvements in productivity and planned reductions in manufacturing costs.

  Selling, general and administrative (SG&A) expenses for the nine months ended June 30, 1997 equalled $1,809,918, a decrease of $74,152 or 3.9% when compared to SG&A expenses of $1,884,070 for the nine months ended June 30, 1996. SG&A expenses for the three months ended June 30, 1997 equalled $669,284, an increase of $56,470 or 9.2% when compared to SG&A expenses of $612,814 for the three months ended June 30, 1996. The increase in SG&A expenses during the three months ended June 30, 1997 when compared to the same period last year is due primarily to an increase in advertising and promotional expenses. The Company's primary objective continues to be the development of new products and the development of new markets, such as LMDS and PCS.

  Other income for the nine months ended June 30, 1997 equalled $66,461, an increase of $53,594 when compared to other income of $12,867 for the nine months ended June 30, 1996. The increase can primarily be attributed to an increase in interest income and a decrease in interest expense when compared to the same period last year.

  Cash and cash equivalents decreased $299,669 to $981,330 at June 30, 1997 when compared to $1,280,999 at September 30, 1996. The decrease was a result of $135,176 in net cash provided by operating activities, $217,172 in net cash used for capital expenditures and $217,673 in net cash used in financing activities.

  At June 30, 1997, the Company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.
In addition, the Company has a letter of credit facility, for up to $500,000, which is collateralized by specific inventory to be purchased.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows and its current credit arrangements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

  Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS, LPTV or Cable industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, market acceptance of new product introductions, technological changes, general economic conditions, litigation and other factors, risks and uncertainties which may be identified in the Company's Securities and Exchange Commission filings.



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


August 13, 1997                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 13, 1997                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer