Form 10KSB
period 1997-09-30
MICROWAVE FILTER CO INC /NY/
filed 1997-12-22
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-KSB

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 1997_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Registrant's telephone number including area code____(315) 438-4700_____________

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







  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on November 25, 1997 was $2,523,581.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at November 25, 1997:   3,545,057

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

  Schroeder Machine Division (SMD) - A leading activity is custom designing case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with modest investment and quick payback. Operations are also characterized by repeat orders as customer production expands. "Smart" machines range from video inspection machines to the Model 8000 automatic pick and place packing machine.

  Schroeder Machines has become a systems integrator for Adept Technology, Inc., San Jose, CA., a manufacturer of a variety of robotic systems for the material handling industry. In this new capacity, Schroeder personnel will implement robot technology into case packing equipment. They will also work with companies who want to add robotics to existing material handling equipment. This robotic technology is used in high speed, high accuracy pick and place operations and has been popular in automotive and pharmaceutical industries.

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

  Cable Television will become Cable Communications in the years ahead. No longer will it just be a one-way provider of video programming. Cable companies are in the process of reconfiguring their plants to offer two-way services such as telephony and data in addition to cable television. Certain existing cable plants have discovered with a modest expenditure in additional equipment, they can successfully offer clear telephone and fast internet service over combination coaxial and fiber optic cables already in place.

  With signals traveling in two different directions now, cable operators must deal with signal processing and interference issues that affect the return path. As in the past, Microwave Filter Company will be available to offer custom solutions to any problems that arise.

  Over the last few years, direct broadcast satellite (DBS) has taken business away from cable television. DBS offers more channels and higher quality digital reception. Nevertheless, DBS cannot offer local stations and is strictly a one-way service so cable television is expected to regain lost ground in the years ahead particularly if it can offer high speed internet access. Wireless Cable and telephone companies also expect to enter into the arena and offer two-way services to compete with cable television.

  Broadcast - Several areas of broadcast are served by Microwave Filter Company with the most active being Wireless Cable.

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

  Wireless Cable was a market challenged in 1997 and its future will depend upon its ability to mirror some of the new two-way services which cable television plans to implement. This market continues to be bogged down by limited financing which has continued to stall its development domestically, though business continues in foreign markets. The industry continues to remain optimistic about its future.

  Cellular Television - A new wireless service. Most people are familiar with cellular phones but here's a new twist - cellular television or (LMDS). This system operates like cellular phone in theory. An omni-directional transmitter at the center of a six mile cell sends out a video signal carrying 49 channels of programming. Subscribers at locations throughout that cell can receive the signal with small, square, flat antennas. One system, Cellular Vision USA already exists in New York City. Now the FCC is preparing to auction off additional frequencies (between 29 and 31 GHz) for similar services to establish themselves. Last year Microwave Filter Company developed a notch and bandpass filter series to remove interference at the transmitter for this new market.

  LPTV - Low Power Television or LPTV is an option in the U.S. as a multichannel subscription television service. A system similar to Wireless Cable can be configured to deliver channels of programming to areas where off air signals cannot be received. The only difference between both services is broadcast frequency and the type of antenna located at the subscriber's home. An LPTV receive antenna would look like any other off air broadcast antenna in contrast to the microwave antenna used for Wireless
Cable. LPTV frequencies are easier to obtain and there are more LPTV than Wireless channels available. In fact, due to the limited number of Wireless Cable frequencies, Wireless Cable operators are using a combination of Wireless and LPTV frequencies to increase the number of channels offered to their subscribers. As a broadcaster, LPTV differs from traditional television only in broadcast power. With lower broadcast power, the service has a smaller reception area than high power broadcast stations.

  Microwave Filter Company provides channel combiners and interference filters for this industry. The channel combiners are used to group channels and eliminate additional coaxial runs to the broadcast tower. Filters are also used in broadcast equipment to eliminate interference.


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

PATENTS AND LICENSES
--------------------

 The Company has no patents, trademarks, copyrights, licenses or franchises of material importance.

SEASONAL FLUCTUATIONS
---------------------

  There are no significant seasonal fluctuations in the Company's business.

GOVERNMENT CONTRACTS
--------------------

  The Company is not dependent in any material respect on government contracts.

BACKLOG
-------

  At September 30, 1997, the Company's total backlog of orders was $1,190,048 compared to $1,262,124 at September 30, 1996. At September 30, 1997, MFC's backlog of orders was $1,190,048 compared to $921,598 at September 30, 1996. At September 30, 1997, NSI's backlog of orders was $0 compared to $340,526 at September 30, 1996. Approximately 75% of the Company's backlog at September 30, 1997 is scheduled to ship during fiscal 1998.

EMPLOYEES
---------

  At September 30, 1997, the Company employed 67 full-time permanent employees, 5 part-time permanent employees, and 12 full-time temporary employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $337,250, $359,934 and $408,425 for the fiscal years 1997, 1996 and 1995, respectively. Research and development costs are charged to operations as incurred.

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



Fiscal 1997                        High      Low

Oct. 1, 1996 to Dec. 31, 1996   $  1.38  $  1.00
Jan. 1, 1997 to Mar. 31, 1997      1.50     1.06
Apr. 1, 1997 to June 30, 1997      1.75      .94
July 1, 1997 to Sept. 30, 1997     1.38     1.00


Fiscal 1996                        High      Low

Oct. 1, 1995 to Dec. 31, 1995   $  1.61   $ 1.08
Jan. 1, 1996 to Mar. 31, 1996      1.50     1.13
Apr. 1, 1996 to June 30, 1996      2.25     1.25
July 1, 1996 to Sept. 30, 1996     2.00     1.13

Adjusted for all stock dividends.

  The approximate number of stockholders on September 30, 1997 was 1,900.

  On January 15, 1997, the Board of Directors declared a five cents per share cash dividend to shareholders of record on February 3, 1997, to be distributed on February 18, 1997.

  On January 18, 1996, the Board of Directors declared a five cents per share cash dividend and a 5% per share stock dividend to shareholders of record on February 1, 1996, to be distributed on February 15, 1996. Fractional shares were paid in cash.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplemental Data."


Five Year Summary Of Financial Data


                                                           September 30
                                     1997         1996         1995          1994         1993
Net Sales                        $ 6,175,425  $ 7,532,710  $ 7,655,198   $ 8,616,861   $ 6,814,329
Net Income (loss)(1)(3)          $   434,772  $   504,295  $    19,164   $   117,529   $  (118,330)
Earnings (loss) Per Share        $       .12  $       .14  $       .01   $       .03   $      (.03)
Weighted Average Number of
Common Shares Outstanding*(2)      3,548,240    3,525,362    3,478,451     3,508,923     3,573,067
Stock (%) Dividends                                    5%           5%            5%            5%
Cash ($) Dividends Declared      $       .05  $       .05
Total Assets(2)                  $ 5,173,481  $ 5,410,266  $ 5,273,931   $ 5,597,991   $ 4,761,044
Long Term Debt                   $    46,065  $   102,774  $   439,545   $   583,354   $   251,298
*Adjusted for all stock dividends.


Net income (loss) as a percentage of:   1997         1996         1995          1994           1993
Sales.............................       7.0          6.7          0.3           1.4           (1.7)
Assets............................       8.4          9.3          0.4           2.1           (2.5)
Equity............................      10.2         12.7          0.5           3.3           (3.4)



(1) In the fourth quarter of 1993, the Company recorded an expense of approximately $336,000 consisting principally of the writedown of certain inventory items and a receivable.

(2) On February 26, 1993 the Company purchased 505,598 shares of stock at $1.055 per share in settlement of a $72,000 note receivable and paying cash in the amount of $461,409.

(3) In the fourth quarter of 1997, the Company received life insurance death benefits of $350,000 as a result of the death of a former officer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 1997.

Product group  (in thousands)  Fiscal 1997    Fiscal 1996   Fiscal 1995
Niagara Scientific                $  588         $  609        $  826
Microwave Filter:
  Cable TV                         3,592          3,951         3,223
  Broadcast TV                     1,095          1,788         2,277
  RF/Microwave                       740          1,074         1,226
  Satellite Communications           160            111           103
  Total                           $6,175         $7,533        $7,655

Sales backlog at 9/30             $1,190         $1,262        $1,694



Fiscal 1997 compared to Fiscal 1996

  Consolidated net sales for the fiscal year ended September 30, 1997 equalled $6,175,425, a decrease of $1,357,285 or 18% when compared to consolidated net sales of $7,532,710 during the fiscal year ended September 30, 1996.

  Microwave Filter Company, Inc. (MFC) sales decreased $1,335,644 or 19.3% to $5,587,862 during the fiscal year ended September 30, 1997 when compared to sales of $6,923,506 during the fiscal year ended September 30, 1996.

  MFC's Cable TV product sales decreased $359,164 or 9.1% to $3,592,190 during the fiscal year ended September 30, 1997 when compared to sales of $3,951,534 during the fiscal year ended September 30, 1996. The decrease in sales can primarily be attributed to market conditions. Competition in the form of Direct Broadcast Satellite (DBS) has enjoyed rapid growth at the expense of the Cable TV industry and this has impacted our sales. DBS offers more channels and high quality digital reception. However, DBS cannot offer local stations and is strictly a one-way service. In the next few years, Cable TV operators will begin to offer additional two-way services such as telephony and high speed internet access which will be beyond the technical capabilities of DBS, so Cable TV will regain some lost market share. Standards and technology are being developed by Cable TV operators for the implementation of these new services and once decisions are complete, additional investment in equipment to build up physical plant will be made and should again positively impact our sales to this market. MFC has also experienced stiffer competition from other suppliers. Management has been working diligently to recapture any lost business and to increase market share through more competitive pricing and an increased marketing effort.

  MFC's Broadcast TV product sales, which includes wireless cable products, decreased $692,019 or 38.7% to $1,095,620 during the fiscal year ended September 30, 1997 when compared to sales of $1,787,639 during the fiscal year ended September 30, 1996. The decrease in sales can also be attributed primarily to market conditions. Demand in the Multichannel Multipoint Distribution Service (MMDS) has been low. Wireless cable system operators continue to wait for the successful testing and installation of digital compression technology. Digital compression technology will provide wireless cable with the ability to offer more channels. Wireless Cable is also a technology that shows promise in offering two-way data services such as internet access. The industry continues to remain optimistic about its future.

  MFC's RF/Microwave product sales decreased $332,989 or 31% to $740,662 during the fiscal year ended September 30, 1997 when compared to sales of $1,073,651 during the fiscal year ended September 30, 1996. The decrease in sales can primarily be attributed to the completion of a large order during the fiscal year ended September 30, 1996.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, sales for the fiscal year ended September 30, 1997 were essentially identical to the same period last year. Net sales were $587,563 for the twelve months ended September 30, 1997, a decrease of $21,641 or 3.6%, when compared to net sales of $609,204 during the twelve months ended September 30, 1996.

  Gross profit decreased $728,672 or 22.7% to $2,482,947 during the fiscal year ended September 30, 1997 when compared to gross profit of $3,211,619 during the fiscal year ended September 30, 1996. The decrease in gross profit during fiscal 1997 when compared to fiscal 1996 can primarily be attributed to the decrease in sales. As a percentage of sales, gross profit decreased to 40.2% during the fiscal year ended September 30, 1997 when compared to 42.6% during the fiscal year ended September 30, 1996. The decrease in gross profit as a percentage of sales during fiscal 1997 when compared to fiscal 1996 can primarily be attributed to higher manufacturing overhead costs per sales dollar due to the significant decline in sales during fiscal 1997 when compared to fiscal 1996.

  Selling, general and administrative (SG&A) expenses decreased $87,927 or 3.4% to $2,472,765 during the fiscal year ended September 30, 1997 when compared to SG&A expenses of $2,560,692 during the fiscal year ended September 30, 1996.
As a percentage of sales, SG&A expenses increased to 40% during the fiscal year ended September 30, 1997 when compared to 34% during the fiscal year ended September 30, 1996, primarily due to the decrease in sales during fiscal 1997. Decreases were realized in salary and salary related expenses, amortization expense, bad debt expense, sales commissions and legal costs while increased costs were experienced in promotional and advertising expenses.

  Income from operations decreased $640,745 to $10,182 during the fiscal year ended September 30, 1997 when compared to income from operations of $650,927 during the fiscal year ended September 30, 1996 primarily due to the decrease in sales.

  Other income increased $414,029 during the fiscal year ended September 30, 1997 when compared to the fiscal year ended September 30, 1996 primarily due to the receipt of life insurance death benefits of $350,000 as a result of the death of a former officer.

  The Company's effective income tax rate decreased to 4.1% during fiscal 1997 primarily due to the lower levels of pre-tax income, the tax-free receipt of life insurance death benefits and a research and experimentation tax credit.


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

  MFC's Broadcast TV product sales, which includes wireless cable products, decreased $489,157 or 21.5% to $1,787,639 during fiscal 1996 when compared to sales of $2,276,796 during fiscal 1995. The decrease in sales can primarily be attributed to market conditions and competition. As the Company experienced in fiscal 1995, many wireless cable system operators have restricted expansion and delayed purchasing in anticipation of digital compression becoming available for the wireless cable industry. Digital compression will provide wireless cable with the ability to offer as many channels as conventional cable at reduced or at least competitive prices. The Company is also experiencing increased competition in this product area; however, management believes its emphasis on technical superiority and customer service will keep it competitive.

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

                                            September 30
                                   1997          1996        1995
Cash & cash equivalents        $1,434,473    $1,280,999     $520,676
Working capital                $2,745,211    $2,579,910   $2,392,325
Current ratio                   4.20 to 1     3.07 to 1    3.01 to 1
Long-term debt                    $46,065      $102,774     $439,545

  Cash and cash equivalents increased $153,474 to $1,434,473 at September 30, 1997 when compared to $1,280,999 at September 30, 1996. The increase was a result of $665,591, which includes $350,000 in life insurance death benefits received as a result of the death of a former officer, in net cash provided by operating activities, $280,717 in net cash used for capital expenditures and $231,400 in net cash used in financing activities.

  At September 30, 1997, the Company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. In addition, the Company has a letter of credit facility, for up to $500,000, which is collateralized by specified inventory to be purchased.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY
---------------------------------------------------

  The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

  In February 1997, the FASB issued SFAS No. 128. "Earnings Per Share." SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents. Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted for the first quarter of fiscal year ending September 30, 1998. The impact of adopting SFAS 128 is anticipated to be immaterial.

  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the first quarter of fiscal year ending September 30, 1998.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. It will be effective for the Company for the first quarter of fiscal year ending
September 30, 1998. SFAS 130 is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public enterprises are to report information about segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for the Company for the first quarter of fiscal year ending September 30, 1999. The Company does not expect SFAS 131 to have a material effect on its reported results.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  Any statements contained in this report which are not historical facts are forward looking statements; and, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS, LPTV or Cable industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, market acceptance of new product introductions, technological changes, general economic conditions, litigation and other factors, risks and uncertainties which may be identified in the Company's Securities and Exchange Commission filings.




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

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/25/97   Class


TRUDI B. ARTINI       Mrs. Artini is an independent         108,815       3.1%
(a)(b)(d)             investor in MFC and various other
Age 75                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor    116,332       3.3%
(a)(b)(d)             of Psychiatry at the Health Science
Age 73                Center, State University of New York
Director since 1977   at Syracuse. He was a faculty member
                      from 1958 until his retirement in
                      1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. Since 1989, he has
                      served as a Skaneateles Town
                      Councilman and in 1980 was a
                      founding Board Member of the
                      Skaneateles Festival of Chamber
                      Music.

LOUIS MISENTI         President and Principal               354,849      10.0%
Age 70                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed          377,066      10.6%
(a)(d)                President and Chief Executive
Age 55                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
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

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/25/97   Class

MILO PETERSON         Mr. Peterson has served as            168,570       4.8%
(a)(d)                Executive Vice President and
Age 57                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Corporate
                      Secretary of MFC on March 27,
                      1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,508        *
(c)(d)                the manufacturing operations
Age 52                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 56                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is Manager of Corporate       6,171        *
(a)(b)(c)             Accounting for Carrols Corp. in
Age 56                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/25/97   Class

Daniel Galbally       Mr. Galbally is controller of           1,489        *
(b)(c)                Diamond Card Exchange, Inc. in
Age 50                Syracuse, New York. He was the
Director since 1995   controller of Evaporated Metal
                      Films (EMF) in Ithaca, N.Y. Before
                      joining EMF, he worked as controller
                      and acting vice president of finance
                      at Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 1,169,922 shares or approximately 33% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      55      President and Chief Executive Officer

        Richard L. Jones        49      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        57      Corporate Secretary

All of the officers serve at the pleasure of the Board of Directors.

Carl F. Fahrenkrug was elected President and Chief Executive Officer of MFC on October 7, 1992. Prior to that date, he had been Executive Vice President and Chief Operating Officer of MFC. Prior to January 1, 1992, he was President and CEO of NSI and Vice President of Corporate Development for MFC.

Richard L. Jones joined MFC in August 1983 as controller. In February 1985, he was appointed Vice President and Treasurer of MFC. On October 7, 1992, he was appointed Vice President and Chief Financial Officer.

Milo J. Peterson was elected Corporate Secretary of MFC on March 27, 1993.
Mr. Peterson has served as Executive Vice President and Corporate Secretary of NSI. Since January 1, 1992, he has also served as Production Consultant to the President. Prior to January 1, 1992, he served as Executive Vice President of NSI.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 1997, 1996 and 1995, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              1997    117,882       -
   President and CEO               1996    104,229    10,000
                                   1995     91,775       -


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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan are currently matched at a rate of 50% of employee contributions limited to 3.0% of compensation.

  MFC's contributions to the plans for the years ended September 30, 1997, 1996 and 1995 amounted to $68,139, $81,470 and $28,167, respectively.

STOCK OPTIONS
-------------

  There were no stock options outstanding at September 30, 1997.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors received fees of $300.00 per board meeting and $200.00 per committee meeting, with the exception of the executive committee which received $300.00 per committee meeting, during fiscal 1997. MFC also reimburses directors for reasonable expenses incurred in attending meetings. Officer members receive no compensation for their attendance at meetings. During fiscal 1997 the Company paid Louis S. Misenti $15,150 for consulting services. Non-officer directors have the option of receiving their compensation for meetings in the form of investment letter stock. The number of shares received will be based upon a value of 85% of the mean value between the bid and ask price of the stock at the beginning of each quarter.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on November 25, 1997.

                                                                       % of
                                                                  Outstanding
                                                                Number of Shares
                                                                     Common
Name of Beneficial Owner   Address           Beneficially Owned  _____Stock_____

Frederick A. Dix &         209 Watson Rd.          244,007             6.9%
Marjorie Dix               N. Syracuse, NY 13212

Carl F. Fahrenkrug &       Indian Hill Rd.         377,066            10.6%
Rita Fahrenkrug            Manlius, NY 13104

Louis S. Misenti           140 Clearview Rd.       354,849            10.0%
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

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 1997.

(C)    Exhibits:

       Reference is made to the List of Exhibits submitted as a separate section of this report.

SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Microwave Filter Company, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICROWAVE FILTER COMPANY, INC.

|S| Carl F. Fahrenkrug
--------------------------
By:  Carl F. Fahrenkrug
(President and Chief Executive Officer)

|S| Richard Jones
---------------------
By:  Richard Jones
(Vice President and Chief Financial Officer)

Dated:  December 22, 1997

  Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

|S| Louis S. Misenti          |S| Carl F. Fahrenkrug
------------------------      --------------------------
Louis S. Misenti              Carl F. Fahrenkrug
(Director)                    (Director)

|S| Milo J. Peterson          |S| Robert R. Andrews
------------------------      -----------------------
Milo J. Peterson              Robert R. Andrews
(Director)                    (Director)

|S| Sidney Chong
--------------------
Sidney Chong
(Director)

Dated:  December 22, 1997

                 ANNUAL REPORT ON FORM 10-KSB

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and 2

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................26
Consolidated Balance Sheets as of September 30, 1997 and 1996....27
Consolidated Statements of Operations for the Years
  Ended September 30, 1997, 1996 and 1995 .......................28
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 1997, 1996 and 1995 .......................29
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1997, 1996 and 1995 .......................30
Notes to Consolidated Financial Statements.......................31-37



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995:

Independent Auditors' Report on Schedules........................39
II-Valuation and Qualifying Accounts.............................40

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Microwave Filter Company, Inc.
East Syracuse, New York

We have audited the accompanying consolidated balance sheets of MICROWAVE FILTER COMPANY, INC., AND SUBSIDIARIES as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microwave Filter Company, Inc., and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.


Syracuse, New York
November 21, 1997

          Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       1997       1996
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $1,434,473  $1,280,999
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $57,905 and $75,000                544,590     723,855
  Inventories                                             1,261,942   1,498,978
  Deferred tax asset - current                              258,647     257,191
  Prepaid expenses and other current assets                 104,280      65,953
                                                          ---------   ---------
      Total current assets                                3,603,932   3,826,976


Property, plant and equipment, net                        1,561,920   1,583,290
Deferred tax asset - noncurrent                               7,629           0
                                                          ---------   ---------
      Total Assets                                       $5,173,481  $5,410,266
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long term debt                         $55,620     $52,670
  Accounts payable                                          320,166     299,859
  Customer deposits                                          50,036     174,158
  Accrued federal and state income taxes                     30,108     289,616
  Accrued payroll and related expenses                      102,591     127,692
  Accrued compensated absences                              222,492     197,835
  Other current liabilities                                  77,708     105,236
                                                          ---------   ---------
    Total current liabilities                               858,721   1,247,066


Long term debt, less current portion                         46,065     102,774
Deferred tax liability - noncurrent                               0      58,756
Deferred compensation and other liabilities                  17,966      23,372
                                                          ---------   ---------

  Total liabilities                                         922,752   1,431,968
                                                          ---------   ---------
Commitments

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,275,259 in 1997 and 4,259,446 in 1996          427,526     425,945
  Additional paid-in capital                              3,206,360   3,192,641
  Retained earnings                                       1,254,570     997,439

  Common stock in treasury, at cost,
  730,202 shares in 1997 and 714,768 shares in 1996        (637,727)   (637,727)
                                                          ---------   ---------

  Total stockholders' equity                              4,250,729   3,978,298
                                                          ---------   ---------
  Total Liabilities and Stockholders' Equity             $5,173,481  $5,410,266
                                                         ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       1997             1996            1995
                                       ----             ----            ----

Net sales                           $6,175,425       $7,532,710      $7,655,198

Cost of goods sold                   3,692,478        4,321,091       4,936,219
                                     ---------        ---------       ---------

    Gross profit                     2,482,947        3,211,619       2,718,979

Selling, general
  and administrative expenses        2,472,765        2,560,692       2,687,260
                                     ---------        ---------       ---------

    Income from operations              10,182          650,927          31,719


Non-operating Income (Expense)
    Interest income                     49,954           44,292          17,562
    Interest expense                    (9,529)         (29,143)        (42,345)
    Miscellaneous                       52,924           14,171          20,454
    Life insurance death
      benefits                         350,000                0               0
                                     ---------        ---------       ---------

    Income before income taxes         453,531          680,247          27,390


Provision for income taxes              18,759          175,952           8,226
                                     ---------        ---------       ---------

NET INCOME                            $434,772         $504,295         $19,164
                                     ---------        ---------       ---------

Earnings Per Share                       $0.12            $0.14           $0.01
                                     ---------        ---------       ---------

Weighted average number of shares
and common stock equivalents         3,548,240        3,525,362       3,478,451
                                     =========        =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 1997, 1996 and 1995
            -----------------------------------------------------


                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1994          3,763,182   $376,318   $2,636,582   $1,140,670   561,470  ($539,820)   $3,613,750

Net income                                                          19,164                             19,164
Stock issued to employees
        and officers           35,866      3,586       28,821                                          32,407
Stock issued to directors      14,636      1,464       14,137                                          15,601
Purchase of treasury stock                                                    86,461    (97,285)      (97,285)
5% stock dividend             190,049     19,005      201,452     (220,457)   32,370
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1995          4,003,733    400,373    2,880,992      939,377   680,301   (637,105)    3,583,637

Net income                                                         504,295                            504,295
Stock issued to employees
        and officers           37,161      3,716       35,700                                          39,416
Stock issued to directors      16,342      1,635       18,132                                          19,767
Purchase of treasury stock                                                       452       (622)         (622)
Cash dividend paid
     ($.05 per share)                                             (168,195)                          (168,195)
5% stock dividend             202,210     20,221      257,817     (278,038)   34,015
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1996          4,259,446    425,945    3,192,641      997,439   714,768   (637,727)    3,978,298

Net income                                                         434,772                            434,772
Stock issued to directors      15,813      1,581       13,719                                          15,300
Donated capital                                                               15,434
Cash dividend paid
        ($.05 per share)                                          (177,641)                          (177,641)
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1997          4,275,259   $427,526   $3,206,360   $1,254,570   730,202  ($637,727)   $4,250,729
                            =========   ========   ==========    =========   =======  ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                   1997      1996       1995
                                                   ----      ----       ----

Cash flows from operating activities:
       Net income                                $434,772   $504,295    $19,164

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                  302,087    333,105    360,124
    Amortization of intangible assets                   0     63,772     39,006
    Inventory obsolescence provision               19,763     48,744    103,643
    Bad debt provision                              2,775     53,011     18,025
    Stock compensation                             15,300     59,183     48,008
    Deferred income taxes                         (67,841)   (95,748)   (51,921)
  Changes in assets and liabilities:
    Accounts receivable-trade, net                176,490    102,294    180,266
    Accrued federal and state income taxes       (259,508)   246,808     37,831
    Inventories                                   217,273    420,788   (442,460)
    Other assets                                  (38,327)    17,249     17,328
    Accounts payable and customer deposits       (103,815)  (121,265)    60,790
    Accrued payroll, compensated absences and
      related expenses                               (444)    51,068    (28,159)
    Other current liabilities                     (27,528)   (26,980)  (122,725)
    Deferred compensation                          (5,406)    (4,894)    (4,010)
                                                ---------   --------   --------
    Net cash provided by operating activities     665,591  1,651,430    234,910
                                                ---------  ---------   --------
Cash flows from investing activities:
  Capital expenditures                           (280,717)  (291,633)  (134,456)
                                                 --------   --------    -------
    Net cash used in investing activities        (280,717)  (291,633)  (134,456)
                                                 --------   --------   --------
Cash flows from financing activities:
  Principal payments on long-term debt            (53,759)  (430,657)  (139,054)
  Purchase of treasury stock                            0       (622)   (97,285)
  Cash dividend paid                             (177,641)  (168,195)         0
                                                 --------   --------   --------
    Net cash used in financing activities        (231,400)  (599,474)  (236,339)
                                                 --------   --------   --------
    Net increase (decrease)
         in cash and cash equivalents             153,474    760,323   (135,885)

Cash and cash equivalents at beginning of year  1,280,999    520,676    656,561
                                                ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $1,434,473 $1,280,999   $520,676
                                               ==========  =========   ========



Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                      $10,000    $29,000    $39,000
    Income taxes                                 $346,000    $32,000    $22,000





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

c. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 1997 and September 30, 1996 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 1997 and 1996.

d. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

e.  Research and Development

 Costs in connection with research and development, which amount to $337,250, $359,934 and $408,425 for the fiscal years 1997, 1996 and 1995, respectively, are charged to operations as incurred.

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


2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          1997                 1996
                                          ----                 ----
  Raw materials and stock parts         $832,125             $958,040
  Work-in-process                        185,291              299,131
  Finished goods                         244,526              241,807
                                        --------            ---------
                                      $1,261,942           $1,498,978
                                      ==========           ==========


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          1997                 1996
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,740,124            1,734,814
  Machinery and equipment              2,243,956            2,065,615
  Office equipment and fixtures        1,226,026            1,128,960
  Other                                   93,507               93,507
                                       ---------            ---------
                                       5,446,613            5,165,896
  Less: Accumulated depreciation       3,884,693            3,582,606
                                       ---------            ---------
                                      $1,561,920           $1,583,290
                                      ==========           ==========

4. LONG-TERM DEBT

Long-term debt consisted of the following:                 September 30
                                                      1997             1996


 Capitalized lease obligation (a)                    $101,685        $155,444


  Less: current portion                                55,620          52,670
                                                      -------         -------
                                                     $ 46,065        $102,774
                                                      =======         =======





 (a) The capitalized lease obligation is comprised of the Company's obligation to the Onondaga County Industrial Agency (OCIDA) which the Company used to finance the purchase of its primary manufacturing facility, which serves as collateral for the debt. The Company financed its purchase of the facilities through an Industrial Development Revenue Bond issued by OCIDA and purchased by a bank. The Company has guaranteed the payment on the bonds to the bank on behalf of OCIDA. Payments are scheduled to be made quarterly, through April 1999, in an amount which would fully amortize the unpaid principal of the bonds. The interest rate is adjusted quarterly and is equal to 2.5% plus 65% of the thirteen week average rate of interest for Treasury Bills (5.60% and 5.60% at September 30, 1997 and 1996, respectively).

 The following is a schedule of annual principal requirements on long-term debt:

        Year Ended     Principal
       September 30     Payments
       ------------    ---------
           1998       $ 55,620
           1999         46,065

                       -------
                      $101,685
                      ========


 The terms of the agreement contains certain covenants which limit both capital expenditures and the ability to obtain additional bank debt. In addition, the maintenance of certain financial ratios including current ratio and debt to net worth, as defined, are also required by the agreement.

5. CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the bank's base rate plus one half percent (1/2%). The working capital line of credit provides for interest at the bank's base rate plus one quarter percent (1/4%). In addition, the Company has a Letter of Credit Facility, for up to $500,000, which is collateralized by specified inventory to be purchased. There were no amounts outstanding at September 30, 1997.

6. PROFIT SHARING AND 401-K PLANS

 The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan are currently matched at a rate of 50% of employee contributions limited to 3.0% of compensation.

 The Company's matching contributions to the 401-K plan for the years ended September 30, 1997, 1996 and 1995 were $48,139, $31,470 and $28,167 , respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $20,000 and $50,000 in 1997 and 1996, respectively. No discretionary contribution was made in 1995.

7. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases a motor vehicle and equipment under operating lease agreements expiring at various dates through September 30, 2001. Rental expenses under these leases for the years ended September 30, 1997, 1996 and 1995 amounted to $97,948, $97,739 and $94,686, respectively.

 Minimum rental commitments at September 30, 1997 for these leases are:

        Year Ended     Principal
       September 30    Payments
       ------------    --------
           1998        $93,948
           1999         55,823
           2000         54,857
           2001         95,335
                      --------
                      $299,963
                      ========

8. INCOME TAXES

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                          1997         1996         1995
Currently payable:
  Federal                $78,600     $250,700      $50,147
  State                    8,000       21,000       10,000
Deferred (credit)        (67,841)     (95,748)     (51,921)
                         -------      -------      -------
                         $18,759     $175,952       $8,226
                        ========     ========      =======

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______1997______   ______1996______  ______1995______
                           Amount     %       Amount     %      Amount     %
Statutory tax rate       $154,201    34.0%  $231,284    34.0%    $9,312   34.0%
Surtax exemption                0       0          0       0     (5,204) (19.0%)
State income tax net of:
 Federal benefit            5,280     1.2%    13,860     2.0%     6,600   24.1%
Foreign sales corp
 benefit                   (6,841)   (1.5%)   (6,854)   (1.0%)   (4,579) (16.7%)
Research and experimentation
 tax credits              (14,014)   (3.1%)  (54,344)   (8.0%)        0      0
Life insurance death
 benefits                (119,000)  (26.2%)        0       0          0      0
Other                        (867)   (0.3%)   (7,994)   (1.1%)    2,097    7.6%
                         --------   ------   -------    ------  -------- -----
                          $18,759     4.1%  $175,952    25.9%    $8,226   30.0%
                         ========   ======  ========    ======  ======== ======


 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            1997          1996
                                            ----          ----

  Inventory                              $189,201       $182,716
  Accrued vacation                         56,954         52,350
  Other                                    (1,522)        22,125
  Research and experimentation
   tax credit carry forward                14,014              0
                                         --------       --------

  Net deferred tax assets - current      $258,647        $257,191
                                         ========        ========

  Accelerated depreciation                (47,104)       (71,971)
  AMT credit carry forward                 49,433
  Other                                     5,300         13,215
                                          --------      --------
  Net deferred tax assets (liabilities)
   - noncurrent                            $7,629       ($58,756)
                                          =======        =======


 Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At September 30, 1997, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     1997          1996       1995
Net Sales (Unaffiliated):
  MFC                               $5,588        $6,924     $6,829
  NSI                                  587           609        826
  Total                             $6,175        $7,533     $7,655

Operating Profit (Loss): (a)
  MFC                                 $300          $987       $200
  NSI                                 (184)         (222)       (70)
  Corporate                           (106)         (114)       (98)
  Total                                $10          $651        $32

Identifiable Assets: (b)
  MFC                               $3,618        $3,812     $4,189
  NSI                                  121           317        564
  Subtotal                           3,739         4,129      4,753
  Corporate Assets-Cash and
  Cash Equivalents                   1,434         1,281        521
  Total                             $5,173        $5,410     $5,274

Depreciation & Amortization Expense:
  MFC                                $281           $275       $324
  NSI                                  21            122         75
  Total                              $302           $397       $399

Capital Expenditures:
  MFC                                $280           $291       $129
  NSI                                   1              1          5
                                     $281           $292       $134

Significant Export Sales:
  MFC                                $602           $558       $508

Sales to Significant Customers:
  MFC:
  Communication Microwave Corp.         -              -     $1,103

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

11.  FOURTH QUARTER ADJUSTMENTS

  In the fourth quarter of fiscal 1997, the Company received life insurance death benefits of $350,000 as a result of the death of a former officer.

  In the fourth quarter of fiscal 1996, management revised certain inventory reserve estimates which resulted in approximately $150,000 of pre-tax income.

                        EXHIBIT INDEX
                                                                           Page
Exhibit No.   Description                                                 Number

3.1      MFC Certificate of Corporation, as amended.                          41

3.2      MFC Amended and Restated Bylaws.                                     54

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

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand L.L.P.


Syracuse, New York
November 21, 1997

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 1997, 1996 and 1995






Col. A                                         Col. B               Col. C                    Col. D        Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to
                                               Beginning            Costs and     Other                     Balance at
Description                                    of Period            Expenses      Accounts    Deductions    End of
Period
-----------                                    ---------            -----------------------   ----------    -------------

Year ended September 30, 1997

Allowance for doubtful accounts                 $75,000              $ 2,775                    $19,870        $57,905
Inventory valuation reserves                    594,050               19,763                          0        613,813
                                               --------             --------      -------       -------       --------
                                               $669,050             $ 22,538           $0       $19,870       $671,718
                                               ========             ========      =======       =======       ========


Year ended September 30, 1996

Allowance for doubtful accounts                 $50,000              $53,011                    $28,011        $75,000
Inventory valuation reserves                    545,306               48,744                          0        594,050
                                               --------             --------      -------       -------       --------
                                               $595,306             $101,755           $0       $28,011       $669,050
                                               ========             ========      =======       =======       ========


Year ended September 30, 1995

Allowance for doubtful accounts                 $75,000              $18,025                    $43,025        $50,000
Inventory valuation reserves                    441,663              103,643                          0        545,306
                                               --------             --------      -------       -------       --------
                                               $516,663             $121,668           $0       $43,025       $595,306
                                               ========             ========      =======       =======       ========



                           CERTIFICATE OF AMENDMENT

                                      OF

                         CERTIFICATE  OF INCORPORATION

                                      OF

                        MICROWAVE  FILTER COMPANY, INC.

Under Section 805 of the Business Corporation Law.
------------------------------------------------------------------------------
----
        We, the undersigned, the President of Microwave Filter Company, Inc., and Secretary, respectively, hereby certify:

              1.  The name of the Corporation is MICROWAVE FILTER COMPANY,
INC.
              2. The Certificate of Incorporation was filed with the Department of State on the 26th day of September, 1967 under the name, MICROWAVE FILTER COMPANY, INC.
              3. The following is adopted as a new Section 6 of the Certificate of Incorporation: .

         6.  NOTICE OF SHAREHOLDER BUSINESS AND NOMINATIONS

              A. Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of the shareholders (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors or (iii) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this section of the Certificate of Incorporation, who is entitled to vote at the meeting and who complies with the notice procedures set forth in the Certificate of Incorporation.

              B. For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (iii) of paragraph A of this section, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business must otherwise be a proper matter for shareholder action. To be timely, a shareholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of (i) the 60th day prior to such annual meeting or (ii) the

10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for giving of a shareholder's notice as described above. Such shareholder's notice shall set forth (x) as to each person whom the shareholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (y) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (z) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made
(A) the name and address of such shareholder, as they appear on the Corporation's books, and of such beneficial owner, and (B) the class and number of shares of the Corporation which are owned beneficially and of record by such shareholder and such beneficial owner.

         C. Notwithstanding anything in the second sentence of paragraph B of this section to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement of the

Corporation naming all of the nominees for Director or specifying the size of the increased Board of Directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, a shareholder's notice required by this section of the Certificate of Incorporation shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive office of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

         D. Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meetings. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to the Corporation's notice of meeting
(a) by or at the direction of the Board of Directors or (b) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any shareholder of the Corporation who is a shareholder of record at the time of giving of notice provided for in this Bylaw, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in the Bylaw. In the event the Corporation calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, any such shareholder may nominate a person or persons (as the case may be), for the election to such positions(s) as specified in the Corporation's notice of meetings, if the shareholder's notice required by paragraph B of this section shall be delivered to the Secretary at the principal executive office of the

Corporation not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of
(i) the 60th day prior to such special meeting or (ii) the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event, shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of shareholders notice.

         E. Only such persons who are nominated in accordance with procedures set forth in this section shall be eligible to serve as directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this section. Except as otherwise provided by law, the Chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in the Certificate of Incorporation and, if any proposed nomination or business is not in compliance with this section to declare that such defective proposal or nomination shall be disregarded.

         F. For purposes of the Certificate of Incorporation "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to
Section 13, 15 or 15(d) of the Exchange Act.

         G. Notwithstanding the foregoing provisions of this section a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this section. Nothing in this section shall be deemed to affect any rights (a) of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to the Rule 14a-8 under the Exchange Act or (b) of the holders of any series of Preferred Stock to elect directors under specified circumstances.

4. The following is adopted as a new Section 7 of the Certificate of
Incorporation:

        7.  INDEMNIFICATION AND INSURANCE

                A. The Corporation shall indemnify to the fullest extent now or hereafter provided for or permitted by law each person involved in, or made or threatened to be made a party to, any action, suit, claim or proceeding, arbitration, alternative dispute resolution mechanism, investigation, administrative or legislative hearing or any other actual, threatened, pending or completed proceeding, whether civil or criminal, or whether formal or informal, and including an action by or in the right of the corporation or any other corporation, or any partnership, joint venture, trust, employee benefit plan or other enterprise, whether profit or nonprofit (any such entity, other than the corporation, being hereinafter referred to as an "Enterprise"), and including appeals therein (any such process being hereinafter referred to as a "Proceeding"), by reason of the fact that such person, such person's testator or intestate (i) is or was a Director or Officer of the corporation, or (ii) while serving as a Director or Officer of the corporation, is or was serving, at the request of the corporation, as a Director, Officer, or in any other capacity , in any other Enterprise, against any and all judgments, fines, penalties, amounts paid in settlement, and expenses, including attorneys' fees, actually and reasonably incurred as a result of or in connection with any Proceeding, or any appeal therein, except as provided in paragraph B below.

                B. No indemnification shall be made to or on behalf of any such person if a judgment or other final adjudication adverse to such person establishes that such person's acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to cause of action so adjudicated, or that such person personally gained in fact a financial profit or other advantage to which such person was not legally entitled. In addition, no indemnification shall be made with respect to any Proceeding initiated by any such person against the corporation, or a Director or Officer of the corporation, other than to enforce the terms of this section, unless such Proceeding was authorized by the Board of Directors. Further, no indemnification shall be made with respect to any settlement or compromise of any Proceeding unless and until the corporation has consented to such settlement or compromise.

                C. Written notice of any Proceeding for which indemnification may be sought by any person shall be given to the corporation as soon as practical. The corporation shall then be permitted to participate in the defense of any such Proceeding or, unless conflicts of interest or position exist between such person and the corporation in the conduct of such defense,
to assume such defense.   In the event that the corporation assumes the
defense of any such proceeding, legal counsel selected by the corporation shall be acceptable to such person. After such an assumption, the corporation shall not be liable to such person for any legal or other expenses subsequently incurred unless such expenses have been expressly authorized by the corporation. In the event that the corporation participates in the defense of any such Proceeding, such person may select counsel to represent such person in regard to such a Proceeding; however, such person shall cooperate in good faith with any request that common counsel be utilized by the parties to any Proceeding who are similarly situated, unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

                D. In making any determination regarding any person's entitlement to indemnification hereunder, it shall be presumed that such person is entitled to indemnification, and the corporation shall have the burden of proving the contrary.

                E. The corporation shall indemnify any employee and agent to the extent such person shall be entitled to indemnification by law by reason of being successful on the merits or otherwise in defense of any action to which such person is named a party by reason of being an employee or other agent of the corporation, and the corporation may further indemnify any such person if it is determined on a case by case basis by the Board of Directors that indemnification is proper in the specific case.

                F. Notwithstanding anything to the contrary in this Certificate of Incorporation, no person shall be indemnified to the extent, if any, it is determined by the Board of Directors or by written opinion of legal counsel designated by the Board of Directors for such purpose that indemnification is contrary to applicable law.

                G. The corporation may, as the Board of Directors may direct, purchase and maintain such insurance on behalf of any person who is or at anytime has been a Director, Officer, employee or other agent of in a similar capacity with the corporation, or who is or at any time has been, at the direction or request of the corporation, a Director, Trustee, Officer, President, Manager, Advisor, or other agent of Enterprise against any liability asserted against and incurred by such person.

                H. Except in the case of a Proceeding against a Director or Officer specifically approved by the Board of Directors, the corporation shall, subject to Paragraphs A through G above, pay all expenses incurred by or on behalf of a Director or Officer in defending any Proceeding in advance of the final disposition of such Proceeding. Such payments shall be made promptly upon receipt by the corporation, from time to time of a written demand of such person for such advancement, together with an undertaking by or on behalf of such person to repay any expenses so advanced to the extent that the person receiving the advancement is ultimately found not to be entitled to indemnification for part of all of such expenses.

                I. The rights to indemnification and advancement of expenses granted by or pursuant to this section 7 of the Certificate of Incorporation:
(a) shall not limit or exclude, but shall be in addition to, any other rights which may be granted by or pursuant to any statute, corporate charter, bylaw, resolution of shareholders or directors or agreement; (b) shall be deemed to constitute contractual obligations of the corporation only to any Director or Officer who is serving in a capacity referred to in Paragraph A at any time after the Effective Date of this Section 7 of the Certificate of Incorporation which shall be April 4, 1996 and upon compliance with Section 725 of the NY Business Corporation Law; (c) shall continue to exist after the repeal or modification of Article XII of the Bylaws or this section 7 of the Certificate of Incorporation with respect to events occurring after the Effective Date; and (d) shall continue as to a person who has ceased to be a Director or Officer after the Effective Date and shall inure to the benefit of the estate, spouse, heirs, executors, administrators or assigns of such person. It is the intent of this section 7 of the Certificate of Incorporation to require the corporation to indemnify the persons referred to herein for aforementioned judgments, fines, penalties, amounts paid in settlement, and expenses, including attorneys' fees, in each and every circumstance in which such indemnification could lawfully be permitted by express provision of bylaws, and the indemnification required by this section shall not be limited by the absence of any express recital of such circumstance.

5. The following is adopted as a new Section 8 of the Certificate of
Incorporation:

            8.  DIRECTORS' LIABILITY

                To the fullest extent permitted by the New York Business Corporation Law as presently in effect or hereafter amended, a director of the Corporation shall not be personally liable to the Corporation or its shareholders for damages for any breach of duty as a director. Any repeal or modification of this Article by the shareholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing hereunder with respect to any act or omission occurring prior to such repeal or modification.

6. The following is adopted as a new Section 9 of the Certificate of
Incorporation:

        9.  SHAREHOLDER VOTE REQUIRED TO ALTER, AMEND OR REPEAL

                Notwithstanding anything contained in this Certificate of Incorporation to the contrary, the affirmative vote of the holders of at least two thirds (2/3) of the outstanding shares entitled to vote in the election of Directors shall be required to alter, amend or repeal this Certificate of Incorporation or Section 3 of Article II, and Sections 2, 3, 4 and 5 of
Article IV of the Bylaws.

7. The above amendments to the Certificate of Incorporation were authorized by the Board of Directors followed by a vote of the holders of a majority of all outstanding shares entitled to vote thereon at a meeting of the shareholders.

       IN WITNESS WHEREOF, this certificate has been subscribed this  _____
day of               June, 1997, by the undersigned who affirms that the
statements made herein are true under penalties of perjury.
                                                _______________________________
                                                CARL FAHRENKRUG, PRESIDENT

                                                _______________________________
                                                MILO PETERSON, SECRETARY

STATE OF NEW YORK        )
COUNTY OF ONONDAGA)  SS:
CITY OF SYRACUSE         )


        I, CARL FAHRENKRUG, being duly sworn, depose and state that I am the President of Microwave Filter Company, Inc., the corporation named in and described in the foregoing certificate and that I have read the foregoing certificate and know the contents thereof to be true, except as to matters therein stated to be alleged upon information and belief, and as to those matters, I believe them to be true.

                                                        ________________________
                                                           CARL FAHRENKRUG
Sworn to before me this
______ day of June, 1997.

_____________________
     NOTARY PUBLIC

                          AMENDED AND RESTATED BYLAWS

                                      of

                        MICROWAVE FILTER COMPANY, INC.


                        Date of Adoption:  May 23, 1996


                                   ARTICLE I

                                    Offices

        The principal office of the Corporation shall be in the Village of East Syracuse, County of Onondaga, State of New York. The Corporation may also have offices at such other places within or without the State of New York as the Board may from time to time determine or the business of the Corporation may require

                                  ARTICLE II

                                 Shareholders

        1.  PLACE OF MEETINGS

             Meetings of the Shareholders shall be held at the principal office of the Corporation or at such place within or without the State of New York as the Board shall authorize.

        2.  ANNUAL MEETING.

             The annual meeting of the Shareholders shall be held on such date and at such time as shall be designated by the Board of Directors and stated in the notice of such meeting, when the Shareholders shall elect a Board and transact such other business as may properly come before the meeting.

        3.  SPECIAL MEETINGS

        .    Special meetings of the shareholders may be called by the
Chairman of the Board of Directors or by the President, and shall be called by the Chairman of the Board or by the Secretary at the request in writing of a majority of the Board of Directors or two thirds (2/3) of the holders of the outstanding shares entitled to vote in the election of Directors. Such meetings shall be held at such time as may be fixed in the call and stated in the notice of meetings. Any such written request shall state the purpose or purposes of the proposed meeting. Business transacted at a special meeting shall be confined to the purposes stated in the notice.

        4.  FIXING RECORD DATE.

             For the purpose of determining the Shareholders entitled to notice of or vote at any meeting of Shareholders or any adjournment thereof, or to express consent to or dissent from any proposal without a meeting, or for the purpose of determining shareholders entitled to receive payment of any dividend or the allotment of any rights, or for the purpose of any other action, the Board shall fix, in advance, a date at the record date for any such determination of Shareholders. Such date shall not be more than fifty nor less than 10 days from the date of such meeting, nor more than fifty days prior to any other action. If no record date is fixed it shall be determined in accordance with the provision of law.

        5.  NOTICE OF MEETINGS OF SHAREHOLDERS

             Written notice of each meeting of Shareholders shall state the purpose or purposes for which the meeting is called, the place, date and hour of the meeting and unless it is the annual meeting, shall indicate that it is being issued or at the direction of the person or persons calling the meeting. Notice shall be given either personally or by mail to each Shareholder entitled to vote at such meeting, not less than ten nor more than fifty days before the date of the meeting. If action is proposed to be taken that might entitle Shareholders to payment for their shares, the notice shall include a statement of that purpose and to that effect. If mailed, the notice is given when deposited in the United States mail, with postage thereon prepaid, directed to the Shareholder at his address as it appears on the record of Shareholders, or if he shall have filed with the Secretary a written request that notices to him be mailed to some other address, then directed to him at such other address.

        6.  WAIVERS

             Notice of meeting need not be given to any Shareholder who signs a waiver of notice, in person or by proxy, whether before or after the meeting. The attendance of any Shareholder at a meeting, in person or by proxy, without protesting prior to the conclusion of the meeting the lack of notice of such meeting, shall constitute a waiver of notice by him.

        7.  QUORUM OF SHAREHOLDERS

              Unless the Certificate of Incorporation provides otherwise, the holders of one-third of the shares entitled to vote thereat shall constitute a quorum at a meeting of Shareholders for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or classes, the holders of a majority of the shares of such class or classes shall constitute a quorum for the transaction of such specified item of business.

             When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any Shareholders.

             The Shareholders present may adjourn the meeting despite the absence of a quorum.

        8.  PROXIES

             Every Shareholder entitled to vote at a meeting of Shareholders or to express consent or dissent without a meeting may authorize another person or persons to act for him by proxy.

             Every proxy must be signed by the Shareholder or his attorney-in-fact. No proxy shall be valid after expiration of eleven months from the date thereof unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the Shareholder executing it, except as otherwise provided by law.

        9.  QUALIFICATION OF VOTERS

             Every Shareholder of record shall be entitled at every meeting of Shareholders to one vote for every share standing in his name on the record of Shareholders, unless otherwise provided in the Certificate of Incorporation.

        10. VOTE OF SHAREHOLDERS.

              Except as otherwise required by statute or by the Certificate of
Incorporation:

              (a) Directors shall be elected by a plurality of the votes cast at a meeting of Shareholders by the holders of shares entitled to vote in the election;

              (b) All other corporate action shall be authorized by a majority of the votes cast.

        11. WRITTEN CONSENT OF SHAREHOLDERS

               Any action that may be taken by vote may be taken without a meeting on written consent, setting forth the action so taken, signed by the holders of all the outstanding shares entitled to vote thereon or signed by such lesser number of holders as may be provided for in the Certificate of Incorporation.



                                  ARTICLE III

                NOTICE OF SHAREHOLDERS BUSINESS AND NOMINATIONS

        1.  ANNUAL MEETINGS OF SHAREHOLDERS.

              (a) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of the shareholders (i) pursuant to the Corporation notice of meeting, (ii) by or at the direction of the Board of Directors or
(iii) by an shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this Bylaw, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Bylaw.

             (b) For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (iii) of paragraph (1)(a) of this Bylaw, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation and such other business must otherwise be a proper matter for shareholder action. To be timely a shareholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the

60h day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of (i) the 60th day prior to such annual meeting or (ii) the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a shareholder's notice as described above. Such shareholder's notice shall set forth (x) as to each person whom the shareholder proposes to nominate for election or reelection as a Director all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); (y) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (z) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (a) the name and address of such shareholder, as they appear on the corporation's books, and of such beneficial owner and (b) the class and number of shares of the Corporation which are owned beneficially and of record by such shareholder and such beneficial owner.
             (c)  Notwithstanding anything in the second sentence of paragraph
(1)(b) of this Bylaw to the contrary, in the event that the number of Directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement of the Corporation naming all of the nominees for Director or specifying the size of the increased Board of Directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, a shareholder's notice required by this Bylaw shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

        2.  SPECIAL MEETINGS OF SHAREHOLDERS.

              Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nomination of persons for election to the Board of Directors may be made at a special meeting of shareholders at which Directors are to be elected pursuant to the Corporation's notice of meeting
(a) by or at the direction of the Board of Directors or (b) provided that the Board of Directors has determined that Directors shall be elected at such meeting, by any shareholder of the Corporation who is a shareholder of record at the time of giving of notice provided for in this Bylaw, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Bylaw. In the event the Corporation calls a special meeting of shareholders for the purpose of electing one or more Directors, any such shareholder may nominate a person or persons (as the case may be), for election to such positions as specified in the Corporation's notice of meeting, if the shareholder's notice required by paragraph (1)(b) of this Bylaw shall be delivered to the Secretary at the principal executive office of the Corporation not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of (i) the 60th day prior to such special meeting or (ii) the 10th day following the day on which public announcement is first made of the date of the special meeting and or the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a shareholder's notice as described above.

        3.  GENERAL.

               (a) Only such persons who are nominated in accordance with the procedures set forth in this Bylaw shall be eligible to serve as Directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with he procedures set forth in this Bylaw. Except as otherwise provided by law, the Certificate of Incorporation or these Bylaws, the Chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this Bylaw and, if any proposed nomination or business is not in compliance with this Bylaw, to declare that such defective proposal or nomination shall be disregarded.

               (b) For purposes of this Bylaw, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 15 or 15(d) of the Exchange Act.

               (c) Notwithstanding the foregoing provisions of this Bylaw, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth this Bylaw. Nothing in this bylaw shall be deemed to affect any rights
(a) of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (b) of the holders of any series of Preferred Stock to elect Directors under specified circumstances.


                                  ARTICLE IV

                                   DIRECTORS

        1.  BOARD OF DIRECTORS.

              Subject to any provision in the Certificate of Incorporation the business of the Corporation shall be managed by its Board of Directors, each of whom shall be at least 18 years of age.

        2.  NUMBER OF DIRECTORS.

             The number of Directors shall be fixed at nine or less.

        3.  ELECTION AND TERM OF DIRECTORS.

             Directors shall be elected at each annual meeting of the shareholders, or, if no such election shall be held, at a meeting called and held in accordance with the statutes of the State of New York. Each Director shall be elected to hold office until the expiration of the term for which he is elected, and thereafter until a successor shall be elected and shall qualify. The directors shall be divided, with respect to the terms for which they severally hold office, into three classes, hereby designated as Class I, Class II and Class III. Each class shall have three directors and the three classes shall be as nearly equal in number as possible. The initial terms of office of the Class I, Class II and Class III directors, elected at the 1996 annual meeting of shareholders, shall expire at the next succeeding annual meeting of shareholders, the second succeeding annual meeting of shareholders and the third succeeding annual meeting of shareholders, respectively. At each annual meeting of shareholders after 1996 the successors of the class of directors whose term expires at that meeting shall be elected to hold office for a term expiring at the annual meeting of shareholders to be held in the third year following the year of their election.

        4.  VACANCIES

              Vacancies occurring in the Board of Directors for any reason may be filled by vote of a majority of the directors then in office, although less than a quorum exists or a vote of the holders of two-thirds (2/3) of the outstanding shares entitled to vote in the election of Directors. A Director elected to fill a vacancy shall be elected to hold office until the next annual meeting of the shareholders and thereafter until a successor shall be elected and shall qualify.

        5.  REMOVAL OF DIRECTORS.

             Any of the directors may be removed from office, for cause only, by action of the Board of Directors or by vote of the shareholders holding two-thirds (2/3) of the outstanding shares entitled to vote in the election of Directors.

        6.  RESIGNATION.

             A Director may resign at any time by giving written notice to the Board, the President or the Secretary of the Corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the Board or such officer, and the acceptance of the resignation shall not been necessary to make it effective.

        7.  QUORUM OF DIRECTORS.

              Unless otherwise provided in the Certificate of Incorporation, a majority of the entire Board shall constitute a quorum for the transaction of business or any specified item of business.

        8.  ACTION OF THE BOARD.

              Unless otherwise required by law, the vote of a majority of the Directors present at the time of the vote, if a quorum is present at such time, shall be the act of the Board.

        9.  PLACE AND TIME OF BOARD MEETINGS.

             The Board may hold its meeting at the office of the Corporation or at such other places, either within or without the State of New York, as it may from time to time determine.

        10. REGULAR ANNUAL MEETING.

              A regular annual meeting of the Board shall be held immediately following the annual meeting of Shareholders at the place of such annual meeting of Shareholders.

        11. NOTICE OF MEETINGS OF THE BOARD, ADJOURNMENT.

              (a) Regular meetings of the Board may be held without notice at such time and place as it shall from time to time determine. Special meetings of the Board shall be held upon notice to the Directors and may be called by the President upon three days notice to each Director either personally or by mail or by wire; special meetings shall be called by the President or by the Secretary in a like manner on written request of two Directors. Notice of a meeting need not be given to any Director who submits a waiver of notice whether before or after the meeting or who attends the meeting without protesting prior thereof or at its commencement, the lack of notice to him.

              (b) A majority of the Directors present, whether or not a quorum is present, may adjourn any meeting to another time and place. Notice of the adjournment shall be given all Directors who were absent at the time of the adjournment and, unless such time and place are announced at the meeting, to the other Directors.

        12. CHAIRMAN.

               At all meetings of the Board the President, or in his absence, the Chairman chosen by the Board shall preside.

        13. EXECUTIVE AND OTHER COMMITTEES.

              The Board, by resolution adopted by a majority of the entire Board, may designate from among its members an Executive Committee and other committees, each consisting of three or more Directors. The Executive Committee may have all the authority of the Board except such specifically excluded in BCL 712 and shall have such powers as the Board may determine. Each such committee shall serve at the pleasure of the Board and shall have such powers as the Board may from time to time determine.

        14. COMPENSATION.

        Reasonable compensation may be paid to directors for their services as a director, including additional reimbursement for expenses, either as a fixed sum for attendance at meetings or, in the case of the Chairman of the Board, as an annual sum covering all the duties undertaken by the Chairman. Nothing herein contained shall be construed to preclude a director from serving the Corporation in any other capacity and receiving compensation therefore.


        15. ADVISORY BOARD.

              The Board hereby establishes an Advisory Board, which shall be comprised of persons who are not officers or Directors of the Corporation, to render advice and counsel to the Board and its Committees. Members of the Advisory Board shall serve at the pleasure of the Board and may receive such compensation or remuneration as from time to time determined by the Board. Members of the Advisory Board shall be nominated by the Chairman and confirmed by the Board. Attendance at Board or Committee meetings by Advisory Committee members shall be by invitation of the Chairman or the Committee Chair, as appropriate.

        16.  TELEPHONIC MEETING.

               Any one or more members of the Board of Directors or any committee thereof may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear such other. Participation by such means shall constitute presence in person at a meeting.

                                   ARTICLE V

                                   OFFICERS


        1.  OFFICES, ELECTION, TERM.

              (a) Unless otherwise provided for in the Certificate of Incorporation, the Board may elect or appoint a President, one or more Vice Presidents, a Secretary and a Treasurer, and such other Officers as it may determine, who shall have such duties, powers and functions as hereinafter provide.

        2.  REMOVAL, RESIGNATION, SALARY, ET CETERA.

              (a) Any officer elected or appointed by the Board may be removed by the Board with or without cause.

              (b) In the event of the death, resignation or removal of an officer, the Board, in its discretion, may elect or appoint a successor to fill the unexpired term.

              (c) Any two or more offices may be held by the same person, except the offices of President and Secretary.

              (d)  The salaries of all officers shall be fixed by the Board.

              (e) The Directors may require any officer to give security for the faithful performance of his duties.

        3.  PRESIDENT.

             The President shall be the Chief Executive Officer of the Corporation; he shall preside at all meetings of the Shareholders and of the Board; he shall have the management of the business of the Corporation and see that all orders and resolutions of the Board are carried into effect.

        4.  VICE PRESIDENTS.

              During the absence or disability of the President, the Vice President, or if there are more than one, the Executive Vice President, shall have all the powers and functions of the President. Each Vice President shall perform such other duties as the Board shall prescribe.


        5.  SECRETARY.

             The Secretary shall:

             (a)  attend all meetings of the Board and of the Shareholders;

             (b) record all votes and minutes of any proceedings in a book to be kept for that purpose.

             (c) give or cause to be given notice of all meetings of Shareholders and of special meetings of the Board;

             (d) keep in safe custody the seal of the Corporation and affix it to any instrument when authorized by the Board;

             (e) when required, prepare or cause to be prepared and available at each meeting of Shareholders a certified list in alphabetical order of the names of Shareholders entitled to vote thereat, indicating the number of shares of each respective class held by each;

             (f) keep all the documents and records of the Corporation as required by law or otherwise in a proper and safe manner; and

             (g)  perform such other duties as may be prescribed by the Board.

        6.  ASSISTANT SECRETARIES.

             During the absence or disability of the Secretary, the Assistant Secretary, or if there are more than one, the one so designated by the Secretary or by the Board, shall have all the powers and functions of the Secretary.

        7.  TREASURER.

             The Treasurer shall:

             (a)  have the custody of the corporate funds and securities;

             (b) keep full and accurate accounts or receipts and disbursements in the corporate books;

             (c) deposit all money and other valuables in the name and to the credit of the Corporation in such depositories as may be designated by the Board;

             (d) disburse the funds of the Corporation as may be ordered or authorized by the Board and preserve proper vouchers for such disbursements;

             (e) render to the President and the Board at the regular meetings of the Board, or whenever they require it, an account of all his transactions as Treasurer and of the financial condition of the Corporation;

             (f) render a full financial report at the annual meeting of the Shareholders if so requested;

             (g) be furnished by all corporate officers and agents at his request, with such reports and statements as he may require as to all financial transactions of the corporation; and

             (h) perform such other duties as are given to him by these Bylaws or as from time to time are assigned to him by the Board or the President.

        8.  ASSISTANT TREASURER.

             During the absence or disability of the Treasurer, the Assistant Treasurer, or if there are more than one, the one so designated by the Secretary or by the Board, shall have all the powers and functions of the Treasurer.

        9.  SURETIES AND BONDS.

              In case the Board shall so require, any officer or agent of the Corporation shall execute to the Corporation a bond in such sum and with such surety or sureties as the Board may direct, conditioned upon the faithful performance of his duties to the Corporation and including responsibility for the negligence and for the accounting for all property, funds or securities of the Corporation which may come into his hands.


                                  ARTICLE VI

                            CERTIFICATE FOR SHARES


        1.  CERTIFICATES.

              The shares of the Corporation shall be represented by certificates. They shall be numbered and entered into the books of the Corporation as they are issued. They shall exhibit the holder's name and the number of shares and shall be signed by the President or Vice President and the Treasurer or the Secretary and shall bear the Corporate seal.



        2.  LOST OR DESTROYED CERTIFICATES.

             The Board may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation, alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum and with such surety or sureties as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost or destroyed.

        3.  TRANSFER OF SHARES.

             (a) Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, and cancel the old certificate; every such transfer shall be entered on the transfer book of the Corporation which shall be kept at its principal office. No transfer shall be made within ten days next preceding the annual meeting of Shareholders.

             (b) The Corporation shall be entitled to treat the holder of record of any share as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, except as expressly provided by the laws of New York.

        4.  CLOSING TRANSFER BOOKS.

              The Board shall have the power to close the share transfer books of the Corporation for a period of not more than ten days during the thirty day period immediately preceding (1) any Shareholders' meeting or (2) any date upon which Shareholders shall be called upon to or have a right to take action without a meeting, or (3) any date fixed for the payment of a dividend or any other form of distribution, and only those Shareholders of record at the time the transfer books are closed, shall be recognized as such for the purpose of
(1) receiving notice of or voting at such meeting, or (2) allowing them to take appropriate action, or (3) entitling them to receive any dividend or other form of distribution.

                                  ARTICLE VII

                                   DIVIDENDS


        Subject to the provisions of the Certificate of Incorporation and to applicable law, dividends on the outstanding shares of the Corporation may be declared in such amounts and at such time or times as the Board may determine. Before payment of any dividend, there may be set aside out of the net profits of the Corporation available for dividends such sum or sums as the Board from time to time in its absolute discretion deems proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining property of the Corporation or for such other purpose as the Board shall think conducive to the interest of the Corporation, and the Board may modify or abolish any such reserve.

                                 ARTICLE VIII

                                CORPORATE SEAL


        The seal of the Corporation shall be circular in form and bear the name of the Corporation, the year of its organization and the words "Corporate Seal, New York". The seal may be used by causing it to be impressed directly on the instrument or writing to be sealed, or upon adhesive substance affixed thereto. The seal of the certificates for shares or on any corporate obligation for the payment of money may be a facsimile, engaged or printed.


                                  ARTICLE IX

                           EXECUTION OF INSTRUMENTS

        All corporate instruments and documents shall be signed or countersigned, executed, verified or acknowledged by such officer or officers or other person or persons as the Board may from time to time designate.

                                   ARTICLE X

                                  FISCAL YEAR

        The fiscal year shall begin the first day of October in each year.



                                  ARTICLE XI

                  REFERENCES TO CERTIFICATE OF INCORPORATION

        Reference to certificate of incorporation in these Bylaws shall include all amendments thereto or changes thereof unless specifically excepted.


                                  ARTICLE XII

                         INDEMNIFICATION AND INSURANCE

        1.  INDEMNIFICATION

             (a) The Corporation shall indemnify to the fullest extent now or hereafter provided for or permitted by law each person involved in, or made or threatened to be made a party to, any action, suit, claim or proceeding, arbitration, alternative dispute resolution mechanism, investigation, administrative or legislative hearing or any other actual, threatened, pending or completed proceeding, whether civil or criminal, or whether formal or informal, and including an action by or in the right of the Corporation or any other Corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise, whether profit or non-profit (any such entity, other than the Corporation, being hereinafter referred to as an "Enterprise"), and including appeals therein (any such process being hereinafter referred to as a "Proceeding"), by reason of the fact that such person, such person's testator or intestate (a) is or was a Director or Officer of the Corporation, or (b) while serving as a Director or Officer of the Corporation, is or was serving, at the request of the Corporation, as a Director, Officer, or in any other capacity, any other Enterprise, against any and all judgments, fines, penalties, amounts paid in settlement, and expense, including attorneys' fees, actually and reasonably incurred as a result of or in connection with any Proceeding, or any appeal therein, except as provided in subsection (b) below.

             (b) No indemnification shall be made to or on behalf of any such person if a judgment or other final adjudication adverse to such person establishes that such person's acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that such person personally gained in fact a financial profit or other advantage to which such person was not legally entitled. In addition, no indemnification shall be made with respect to any Proceeding initiated by any such person against the Corporation, or a Director or Officer of the Corporation, other than to enforce the terms of this Article XI, unless such Proceeding was authorized by the Board of Directors. Further, no indemnification shall be made with respect to any settlement or compromise of any Proceeding unless and until the Corporation has consented to such settlement or compromise.

             (c) Written notice of any Proceeding of which indemnification may be sought by any person shall be given to the Corporation as soon as practicable. The Corporation shall then be permitted to participate in the defense of any such Proceeding or, unless conflicts of interest or position exist between such person and the Corporation in the conduct of such defense, to assume such defense. In the event that the Corporation assumes the defense of any such proceeding, legal counsel selected by the Corporation shall be acceptable to such person. After such an assumption, the Corporation shall not be liable to such person for any legal or other expenses subsequently incurred unless such expenses have been expressly authorized by the Corporation. In the event that the Corporation participates in the defense of any such Proceeding, such person may select counsel to represent such person in regard to such a Proceeding; however, such person shall cooperate in good faith with any request that common counsel be utilized by parities to any Proceeding who are similarly situated, unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.

             (d). In making any determination regarding any person's entitlement to indemnification thereunder, it shall be presumed that such person is entitled to indemnification, and the Corporation shall have the burden of proving the contrary.

             (e) The Corporation shall indemnify any employee and agent to the extent such person shall be entitled to indemnification by law by reason of being successful on the merits or otherwise in defense of any action to which such person is named a party by reason of being an employee or other agent of the Corporation, the Corporation may further indemnify any such person if it is determined on a case by case basis by the Board of Directors that indemnification is proper in the specific case.

             (f) Notwithstanding anything to the contrary in these Bylaws, no person shall be indemnified to the extent, if any, it is determined by the Board of Directors or by written opinion of legal counsel designated by the Board of Directors for such purpose that indemnification is contrary to applicable law.

        2.  INSURANCE.

             The Corporation may, as the Board of Directors may direct, purchase and maintain such insurance on behalf of any person who is or at any time has been a Director, Officer, employee or other agent of or in a similar capacity with the Corporation, or who is or at any time has been, at the direction or request of the Corporation, a Director, trustee, Officer, President, manager, advisor, or other agent of any Enterprise against any liability asserted against and incurred by such person.

        3.  ADVANCEMENT OF EXPENSES.

             Except in the case of a proceeding against a Director of Officer specifically approved by the Board of Directors, the Corporation shall, subject to section 1 above, pay all expenses incurred by or on behalf of a Director or Officer in defending any Proceeding in advance of the final disposition of such Proceeding. Such payments shall be made promptly upon receipt by the Corporation, from time to time, of a written demand of such person for such advancement, together with an undertaking by or on behalf of such person to repay any expenses so advanced to the extent that the person receiving the advancement is ultimately found not to be entitled to indemnification for part or all of such expenses.

        4.  RIGHTS NOT EXCLUSIVE.

             The rights to indemnification and advancement of expenses granted by or pursuant to the Article XI: (1) shall not limit or exclude, but shall be in addition to, any other rights which may be granted by or pursuant to any statute, corporate charter, bylaw, resolution of shareholders or directors or agreement; (2) shall be deemed to constitute contractual obligation of the Corporation to any Director or Officer who serves in a capacity referred to in section 1 at any time while this Article XI is in effect; (3) shall continue to exist after the repeal or modification of this Article XI with respect to events occurring prior thereto; and (4) shall continue as to a person who has ceased to be a Director or Officer and shall inure to the benefit of the estate, spouse, heirs, executors, administrators or assigns of such person. It is the intent of this Article XI to require the Corporation to indemnify the persons referred to herein for the aforementioned judgments, fines, penalties, amounts paid ins settlement, and expenses, including attorneys' fees, in each and every circumstance in which such indemnification could lawfully be permitted by express provisions of bylaws, and the indemnification required by this Article XI shall not be limited by the absence of any express recital of such circumstances.


                                 ARTICLE XIII

                                 BYLAW CHANGES

              AMENDMENT, REPEAL, ADOPTION, ELECTION OF DIRECTORS

        CONFORMING AMENDMENT

        (a) Except as otherwise provided by these Bylaws or the Certificate of Incorporation, the Bylaws of the Corporation may be amended, repealed or adopted by vote of the holders of record of the shares at the time entitled to vote in the election of any Directors; provided that Section 3 of Article III, Sections 2, 3, 4, and 5 of Article IV and

Section (a) of Article XIII of the Bylaws shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of a t least two-thirds (2/3) of the outstanding shares entitled to vote in the election of Directors. Except as otherwise provided above, Bylaws may also be amended, repealed, or adopted by the Board of Directors, but any Bylaw adopted by the Board may be amended or repealed by the shareholders entitled to vote thereon as herein above provided.

        (b) If any Bylaw regulating an impending election of Directors is adopted, amended or repealed by the Board of Directors, there shall be set forth in the notice of the next meeting of shareholders for the election of Directors the Bylaws so adopted, amended or repealed, together with a concise statement of the changes made.