Form 10-Q
period 1997-12-31
MICROWAVE FILTER CO INC /NY/
filed 1998-02-13
CIK 716688

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 1997

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

   Common Stock, $.10 Par Value -    3,545,057 shares as of December
31, 1997.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 1997 AND 1996
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended
                                     Dec. 31
                                1997          1996
[S]                            [C]           [C]
Net sales                      $1,840        $1,722

Cost of goods sold              1,126         1,095
                               -------       -------
Gross profit                      714           627

Selling, general and
 administrative expenses          659           586
                               -------       -------
Income from operations             55            41

Other income (expense)             16            16
                               -------       -------
Income before income
 taxes                             71            57

Provision for income
 taxes                             24            20
                               -------       -------
NET INCOME                        $47           $37
                               =======       =======

Earnings per share              $0.01         $0.01
                               =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


                               DECEMBER 31, 1997       SEPTEMBER 30, 1997
                                   (Unaudited)
[S]                                 [C]                    [C]
Assets
Current Assets:
Cash and cash equivalents           $ 1,158                $ 1,434
Accounts receivable-trade,net           761                    545
Inventories                           1,321                  1,262
Deferred tax asset - current            259                    259
Prepaid expenses and other
 current assets                         100                    104
                                    --------               --------
Total current assets                  3,599                  3,604

Property,plant and equipment,net      1,611                  1,562

Deferred Tax asset - noncurrent           8                      8

                                    --------               --------
Total assets                        $ 5,218                $ 5,174
                                    ========               ========

Liabilities And Stockholders' Equity
Current liabilities:
Current portion of long term
 debt                               $    56                $    56
Accounts payable                        335                    320
Customer deposits                        57                     50
Accrued federal and state
 income taxes                            48                     30
Accrued payroll and related
 expenses                                70                    103
Accrued compensated absences            231                    222
Other current liabilities               252                     78
                                    --------               --------
Total current liabilities             1,050                    859

Long term debt, less current
 portion                                 31                     46
Deferred compensation and
 other liabilities                       17                     18
                                    --------               --------
Total liabilities                     1,098                    923
                                    --------               --------
Stockholders' Equity:
Common stock,$.10 par value             428                    428
Additional paid-in capital            3,206                  3,206
Retained earnings                     1,124                  1,255
                                    --------               --------
                                      4,758                  4,889
Common stock in treasury,
 at cost                               (638)                  (638)
                                    --------               --------
Total stockholders' equity            4,120                  4,251
                                    --------               --------
Total liabilities and
 stockholders' equity               $ 5,218                $ 5,174
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                           FOR THE THREE MONTHS ENDED

                           DECEMBER 31, 1997 AND 1996
                                 (Unaudited)

                                Three months ended
                                  December 31
                                1997          1996
[S]                          [C]            [C]
Cash flows from operating
 activities:

Net income                   $   47        $    37
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization    77             78
Stock compensation                0              8

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable            (216)           105
Inventories                     (59)           198
Prepaid expenses & other
 assets                           4            (25)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        13           (414)
Deferred compensation &
 other liabilities               (1)             4
                             -------        -------
Net cash provided by (used in)
 operating activities          (135)            (9)

Cash flows from investing activities:
Capital expenditures           (127)           (72)

Cash flows from financing activities:
Principal payments on
 long-term debt                 (14)           (13)
                             -------        -------
Increase (decrease) in cash
 and cash equivalents          (276)           (94)
Cash and cash equivalents
 at beginning of period       1,434           1,281
                             -------        -------
Cash and cash equivalents
 at end of period            $1,158          $1,187
                             =======        =======

[FN]

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1997


Note 1. Summary of Significant Accounting Policies

  The accompanying financial statements, which should be read in conjunction with the financial statements of Microwave Filter Company, Inc. ("the Company") included in the 1997 Annual Report filed on Form 10-K, are unaudited but have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.
The Company believes that all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation for such periods have been included.

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares used for the computations were 3,545,057 and 3,547,398 for the three months ending December 31, 1997 and December 31, 1996, respectively.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                           December 31,     September 30,
                                               1997             1997

  Raw materials and stock parts              $   872          $   832
  Work-in-process                                198              185
  Finished goods                                 251              245
                                             -------          -------
                                             $ 1,321          $ 1,262
                                             =======          =======

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                          DECEMBER 31, 1997


  Net sales for the three months ended December 31, 1997 equalled $1,839,943, an increase of $117,521 or 6.8% when compared to net sales of $1,722,422 for the three months ended December 31, 1996.

  The increase in sales can primarily be attributed to an increase in the sales of the Company's RF/Microwave products to OEMs (Original Equipment Manufacturers.) Part of the Company's long term growth strategy (see the FY96 annual report) is to invest in product and infrastructure development to exploit new markets such as LMDS (Cellular TV), PCS and PCN; and, continue to develop OEM relationships. This strategy is proving successful and has helped offset the hiatus in demand in Wireless Cable; as well as a decrease in sales in the Schroeder Machines Division of Niagara Scientific, Inc., a wholly owned subsidiary.

  Net income for the three months ended December 31, 1997 equalled $46,724, an increase of $9,313 or 24.9% when compared to net income of $37,411 for the three months ended December 31, 1996. The increase in net income can primarily be attributed to the increase in sales and the improvement in gross profit as a percentage of sales when compared to the same period last year.

  Gross profit increased $87,221 or 13.9% to $713,958 during the three months ended December 31, 1997 when compared to gross profit of $626,737 during the three months ended December 31, 1996. The dollar increase in gross profit during the three months ended December 31, 1997 can be attributed equally to the increase in sales and the improvement in gross profit as a percentage of sales when compared to the same period last year. The increase in gross profit as a percentage of sales during the three months ended December 31, 1997 when compared to the same period last year can primarily be attributed to lower manufacturing overhead cost per sales dollar.

   Selling, general and administrative (SG&A) expenses increased $72,948 to $659,203 during the three months ended December 31, 1997 when compared to SG&A expenses of $586,255 during the three months ended December 31, 1996. Increases were realized in advertising and promotional expenses, sales commissions, salary and salary related expenses.

  Cash and cash equivalents decreased $276,042 to $1,158,431 at December 31, 1997 when compared to September 30, 1997. The decrease was a result of $135,308 in net cash used in operating activities, $126,829 in net cash used for capital expenditures and $13,905 in net cash used in financing activities.

  At December 31, 1997, the Company had available aggregate lines of credit totaling $600,000. In addition, the Company has a Letter of Credit facility available, for up to $500,000, which will be secured by specified inventory being purchased.

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

                               MICROWAVE FILTER COMPANY, INC.


February 13, 1998                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 13, 1998                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer