Form 10-Q
period 1998-03-31
MICROWAVE FILTER CO INC /NY/
filed 1998-05-14
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 1998

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


   Common Stock, $.10 Par Value -    3,549,566 shares as of March
31, 1998.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(Amounts in thousands)
                              MARCH 31, 1998         SEPTEMBER 30, 1997

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $   994                $ 1,434
Accounts receivable-trade,net           721                    545
Inventories                           1,409                  1,262
Deferred tax asset - current            259                    259
Prepaid expenses and other
 current assets                         129                    104
                                     --------              --------

Total current assets                  3,512                  3,604

Property,plant and equipment,net      1,565                  1,561
Deferred tax asset - noncurrent           8                      8
                                    --------               --------

Total assets                        $ 5,085                $ 5,173
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $    57                $    56
Accounts payable                        337                    320
Customer deposits                        50                     50
Accrued federal and state
 income taxes                            43                     30
Accrued payroll and related
 expenses                                91                    103
Accrued compensated absences            249                    222
Other current liabilities                65                     78
                                    --------               --------

Total current liabilities               892                    859

Long term debt, less current
 portion                                 17                     46
Deferred compensation and
 other liabilities                       15                     18
                                    --------               --------

Total liabilities                       924                    923
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             428                    428
Additional paid-in capital            3,210                  3,206
Retained earnings                     1,161                  1,255
                                    --------               --------
                                      4,799                  4,889
Common stock in treasury,
 at cost                               (638)                  (638)
                                    --------               --------

Total stockholders' equity            4,161                  4,251
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 5,085                $ 5,173
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 1998 AND 1997
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                1998          1997         1998         1997

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,735        $1,207       $3,575       $2,929

Cost of goods sold              1,093           730        2,219        1,825
                               -------       -------      -------      -------
Gross profit                      642           477        1,356        1,104

Selling, general and
 administrative expenses          598           554        1,257        1,141
                               -------       -------      -------      -------
Income (loss) from
 operations                        44           (77)          99          (37)

Other income (expense)             13            26           29           43
                               -------       -------      -------      -------
Income (loss) before
 income taxes                      57           (51)         128            6

Provision (benefit)
 for income taxes                  20           (18)          44            2
                               -------       -------      -------      -------

NET INCOME (LOSS)                 $37          ($34)         $84           $4
                               =======       =======      =======      =======

Earnings (loss) per share       $0.01        ($0.01)       $0.02        $0.00
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                1998          1997        1998         1997

[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $   37         $  (34)     $   84        $    4

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    79             77         157           156
Stock Compensation                4              7           4            15

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable              40            201        (176)          306
Inventories                     (87)           (41)       (147)          157
Prepaid expenses & other
 assets                         (30)           (48)        (25)          (72)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        18            (82)         31          (496)
Deferred compensation &
 other liabilities               (1)            (6)         (3)           (3)
                             -------        -------    --------       -------

Net cash provided by
 operating activities            60             74         (75)           67
                             -------        -------    --------       -------

Cash flows from investing activities:

Capital expenditures            (33)          (116)       (160)         (188)

Cash flows from financing activities:

Principal payments on
 long-term debt                 (14)           (13)        (28)          (27)
Cash dividend paid             (177)          (178)       (177)         (178)
                             -------        -------     -------       -------
Net cash used in
 financing activities          (191)          (191)       (205)         (204)

Increase (decrease) in cash
 and cash equivalents          (164)          (232)       (440)         (325)

Cash and cash equivalents
 at beginning of period       1,158          1,187       1,434         1,281
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  994         $  956      $  994        $  956
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1998



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

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares of common stock outstanding used for the computations were 3,547,312 for the six months and 3,549,566 for the three months ending March 31, 1998 and 3,551,394 for the six months and 3,555,390 for the three months ending March 31, 1997.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                            March 31,       September 30,
                                               1998             1997

  Raw materials and stock parts              $   930          $   832
  Work-in-process                                211              185
  Finished goods                                 268              245
                                             -------          -------
                                             $ 1,409          $ 1,262
                                             =======          =======

Note 4. Stock Options

   On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, The Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights. The 1998 Plan reserves 150,000 shares for issuance. Participation in the 1998 Plan is limited to directors, officers and employees of the Company and its affiliates. The exercise price of the ISOs and NQSOs granted under the 1998 Plan will be 100% of the fair market value of the Common Stock on the date of grant of such ISOs and NQSOs. The 1998 Plan will terminate on April 10, 2008.

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           MARCH 31, 1998

  Net sales for the six months ended March 31, 1998 equaled $3,575,299, an increase of $645,846 or 22% when compared to net sales of $2,929,453 for the six months ended March 31, 1997. Net sales for the three months ended March 31, 1998 equaled $1,735,356, an increase of $528,325 or 43.8% when compared to net sales of $1,207,031 for the three months ended March 31, 1997. The increases in sales can primarily be attributed to an increase in the sales of the Company's RF/Microwave products to OEMs (Original Equipment Manufacturers.) Part of the Company's long term growth strategy is to invest in product and infrastructure development to exploit new markets such as LMDS (Cellular TV), PCS and PCN; and, continue to develop OEM relationships.

  Net income for the six months ended March 31, 1998 equalled $83,934, an increase of $80,217 when compared to net income of $3,717 for the six months ended March 31, 1997. Net income for the three months ended March 31, 1998 equalled $37,210, an increase of $70,904 when compared to a net loss of $33,694 for the three months ended March 31, 1997. The increases in net income can primarily be attributed to the increases in sales when compared to the same periods last year.

  Gross profit for the six months ended March 31, 1998 equaled $1,355,782, an increase of $251,945 or 22.8% when compared to gross profit of $1,103,837 for the six months ended March 31, 1997. Gross profit for the three months ended March 31, 1998 equaled $641,824, an increase of $164,724 or 34.5% when compared to gross profit of $477,100 for the three months ended March 31, 1997. The dollar increases in gross profit can primarily be attributed to the increases in sales when compared to the same periods last year. As a percentage of sales, gross profit equalled 37.9% for the six months ended March 31, 1998 when compared to 37.7% for the six months ended March 31, 1997.

  Selling, general and administrative (SG&A) expenses for the six months ended March 31, 1998 equaled $1,257,218, an increase of $116,584 or 10.2% when compared to SG&A expenses of $1,140,634 for the six months ended March 31, 1997. SG&A expenses for the three months ended March 31, 1998 equaled $598,015, an increase of $43,636 or 7.9% when compared to SG&A expenses of $554,379 for the three months ended March 31, 1997. The increases can primarily be attributed to increases in advertising and promotional expenses, sales commissions and salary and salary related expenses when compared to the same periods last year.

  Cash and cash equivalents decreased $439,943 to $994,530 at March 31, 1998 when compared to $1,434,473 at September 30, 1997. The decrease was a result of $74,546 in net cash used in operating activities, $159,901 in net cash used for capital expenditures and $205,496 in net cash used in financing activities.

  At March 31, 1998, the Company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. In addition, the Company has a letter of credit facility, for up to $500,000, which is collateralized by specific inventory to be purchased.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 9, 1998 at the Holiday Inn, Carrier Circle, East Syracuse, New
         York 13057 at 10:00 A.M. pursuant to notice to the shareholders. The following matters were submitted to the vote of shareholders:

         Proposal 1. The election of three directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.

         Proposal 2. To approve the Microwave Filter Company, Inc. 1998 Incentive Stock Plan.

         Proposal 3. The ratification of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending September 30, 1998.



     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Robert R. Andrews       2,421,953          55,250
      Sidney Chong            2,421,133          56,070
      Louis S. Misenti        2,317,086         160,117

     c. The following propositions received the number of votes set opposite its respective number:

                            VOTES FOR      VOTES AGAINST      ABSTENTIONS

      Proposal 2            2,303,516         154,844            18,843

      Proposal 3            2,454,429          11,138            11,636

Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


May 13, 1998                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 13, 1998                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer