Form 10-Q
period 1998-06-30
MICROWAVE FILTER CO INC /NY/
filed 1998-08-13
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 1998

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


   Common Stock, $.10 Par Value -    3,549,565 shares as of June
30, 1998.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(Amounts in thousands)
                               JUNE 30, 1998         SEPTEMBER 30, 1997

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $ 1,206                $ 1,434
Accounts receivable-trade,net           552                    545
Inventories                           1,459                  1,262
Deferred tax asset - current            259                    259
Prepaid expenses and other
 current assets                         103                    104
                                     --------              --------

Total current assets                  3,579                  3,604

Property,plant and equipment,net      1,508                  1,561
Deferred tax asset - noncurrent           0                      8
                                    --------               --------

Total assets                        $ 5,087                $ 5,173
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $    59                $    56
Accounts payable                        334                    320
Customer deposits                        87                     50
Accrued federal and state
 income taxes                            14                     30
Accrued payroll and related
 expenses                                92                    103
Accrued compensated absences            267                    222
Other current liabilities                67                     78
                                    --------               --------

Total current liabilities               920                    859

Long term debt, less current
 portion                                  0                     46
Deferred compensation and
 other liabilities                       60                     18
                                    --------               --------

Total liabilities                       980                    923
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             428                    428
Additional paid-in capital            3,210                  3,206
Retained earnings                     1,107                  1,255
                                    --------               --------
                                      4,745                  4,889
Common stock in treasury,
 at cost                               (638)                  (638)
                                    --------               --------

Total stockholders' equity            4,107                  4,251
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 5,087                $ 5,173
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND NINE MONTHS

                       ENDED JUNE 30, 1998 AND 1997
                               (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                1998          1997         1998         1997

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,640        $1,669       $5,215       $4,598

Cost of goods sold              1,025           911        3,244        2,736
                               -------       -------      -------      -------
Gross profit                      615           758        1,971        1,862

Selling, general and
 administrative expenses          708           669        1,966        1,810
                               -------       -------      -------      -------
Income (loss) from
 operations                       (93)           89            5           52

Other income (expense)             11            24           41           66
                               -------       -------      -------      -------
Income (loss) before
 income taxes                     (82)          113           46          119

Provision (benefit)
 for income taxes                 (28)           39           16           41
                               -------       -------      -------      -------

NET INCOME (LOSS)                $(54)          $74          $30          $78
                               =======       =======      =======      =======

Earnings (loss) per share      $(0.01)        $0.02        $0.01        $0.02
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                            JUNE 30, 1998 AND 1997
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Nine months ended
                                     June 30                   June 30
                                1998          1997        1998         1997

[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $  (54)        $   74      $   30        $   78

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    81             79         238           235
Stock Compensation                0              0           4            15

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable             169           (124)         (7)          182
Inventories                     (51)            52        (198)          210
Prepaid expenses & other
 assets                          34             51           9           (22)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        25            (63)         57          (559)
Deferred compensation &
 other liabilities               45             (1)         42            (4)
                             -------        -------    --------       -------

Net cash provided by
 operating activities           249             68         175           135
                             -------        -------    --------       -------

Cash flows from investing activities:

Capital expenditures            (24)           (29)       (184)         (217)

Cash flows from financing activities:

Principal payments on
 long-term debt                 (14)           (14)        (42)          (40)
Cash dividend paid                0              0        (177)         (178)
                             -------        -------     -------       -------
Net cash used in
 financing activities           (14)           (14)       (219)         (218)

Increase (decrease) in cash
 and cash equivalents           211             25        (228)         (300)

Cash and cash equivalents
 at beginning of period         995            956       1,434         1,281
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $1,206         $  981      $1,206        $  981
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1998



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

Note 2. Earnings (loss) per share

  Earnings (loss) per common share are calculated based upon the weighted average number of shares of common stock outstanding during the periods including, when significant, any common stock equivalents and after restatement of any stock dividends. The weighted average number of shares of common stock outstanding used for the computations were 3,548,063 for the nine months and 3,549,565 for the three months ending June 30, 1998 and 3,549,301 for the nine months and 3,545,115 for the three months ending June 30, 1997.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories consisted of the following:
                                             June 30,       September 30,
                                               1998             1997

  Raw materials and stock parts              $   963          $   832
  Work-in-process                                219              185
  Finished goods                                 277              245
                                             -------          -------
                                             $ 1,459          $ 1,262
                                             =======          =======

Note 4. Stock Options

   On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, The Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights. The 1998 Plan reserves 150,000 shares for issuance. Participation in the 1998 Plan is limited to directors, officers and employees of the Company and its affiliates. The exercise price of the ISOs and NQSOs granted under the 1998 Plan will be 100% of the fair market value of the Common Stock on the date of grant of such ISOs and NQSOs. The 1998 Plan will terminate on April 10, 2008. There were no stock options outstanding at June 30, 1998.

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                            JUNE 30, 1998

  Net sales for the nine months ended June 30, 1998 equaled $5,214,698, an increase of $616,251 or 13.4% when compared to net sales of $4,598,447 for the nine months ended June 30, 1997. The increase in sales can primarily be attributed to an increase in the sales of the Company's RF/Microwave products to OEMs (Original Equipment Manufacturers). Part of the Company's long term growth strategy is to invest in product and infrastructure development to exploit new markets such as LMDS (Cellular TV), PCS and PCN; and, continue to develop OEM relationships.

  Microwave Filter Company's (MFC) RF/Microwave product sales increased $1,204,490 or 277% to $1,639,377 for the nine months ended June 30, 1998 when compared to sales of $434,887 for the same period last year. MFC's Cable TV product sales increased $158,351 or 7.3% to $2,313,211 for the nine months ended June 30, 1998 when compared to sales of $2,154,860 for the same period last year. MFC's Broadcast TV product sales, which include wireless cable products, decreased $79,496 or 9.9% to $722,575 for the nine months ended June 30, 1998 when compared to sales of $802,071 for the same period last year continuing the downward trend in the industry that began in 1996. MFC's Satellite TV product sales decreased $179,152 or 28% to $460,607 for the nine months ended June 30, 1998 when compared to sales of $639,759 for the same period last year.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, sales decreased $487,942 or 86% to $78,928 for the nine months ended June 30, 1998 when compared to $566,870 for the same period last year. During the last nine months, NSI has expanded its effort to develop new products and has increased its advertising and promotion in an effort to increase sales.

  Net sales for the three months ended June 30, 1998 equaled $1,639,399, a decrease of $29,595 or 1.8% when compared to net sales of $1,668,994 for the three months ended June 30, 1997. An increase in MFC's RF/Microwave product sales were offset by sales decreases in other product groups during the quarter. MFC's RF/Microwave product sales were up $298,337. MFC's Cable TV product sales were down $58,815, MFC's Broadcast TV product sales were down $29,596, MFC's Satellite TV product sales were down $90,760 and NSI's sales were down $148,761 when compared to the same quarter last year.

  Gross profit for the nine months ended June 30, 1998 equaled $1,970,577, an increase of $108,519 or 5.8% when compared to gross profit of $1,862,058 for the nine months ended June 30, 1997. The dollar increase in gross profit can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equaled 37.8% for the nine months ended June 30, 1998 when compared to 40.5% for the nine months ended June 30, 1997. Gross profit for the three months ended June 30, 1998 equaled $614,795, a decrease of $143,426 or 18.9% when compared to gross profit of $758,221 for the three months ended June 30, 1997. As a percentage of sales, gross profit equaled 37.5% for the three months ended June 30, 1998 compared to 45.4% for the three months ended June 30, 1997. The decreases in gross profit as a percentage of sales when compared to the same periods last year can primarily be attributed to product sales mix (higher RF/Microwave product sales as a percentage of total sales) and higher manufacturing (excess scrap and rework) costs associated with new product development.

  Selling, general and administrative (SG&A) expenses for the nine months ended June 30, 1998 equaled $1,965,536, an increase of $155,618 or 8.6% when compared to SG&A expenses of $1,809,918 for the nine months ended
June 30, 1997. SG&A expenses for the three months ended June 30, 1998 equaled $708,318, an increase of $39,034 or 5.8% when compared to SG&A expenses of $669,284 for the three months ended June 30, 1997. The increases can primarily be attributed to increases in research and development costs, advertising expense, sales commissions, and salary and salary related expenses when compared to the same periods last year.

  Income from operations for the nine months ended June 30, 1998 equaled $5,041, a decrease of $47,099 or 90.3% when compared to income from operations of $52,140 for the nine months ended June 30, 1997. On an industry segment basis, MFC reported income from operations of $330,901 and NSI reported an operating loss of $325,860 for the nine months ended June 30, 1998. NSI's operating loss can primarily be attributed to low sales volume, the investments in new product development and advertising and promotion and the absorption of fixed overhead expenses. For the three months ended June 30, 1998, the Company reported a loss from operations of $93,523 compared to income from operations of $88,937 for the three months ended June 30, 1997. The decreases can primarily be attributed to the higher cost of goods sold as a percentage of sales and higher SG&A expenses this year when compared to the same periods last year.

  Cash and cash equivalents decreased $228,761 to $1,205,712 at June 30, 1998 when compared to $1,434,473 at September 30, 1997. The decrease was a result of $175,193 in net cash provided by operating activities, $184,155 in net cash used for capital expenditures and $219,799 in net cash used in financing activities ($42,321 used for principal payments on long-term debt and $177,478 used for a cash dividend paid).

  At June 30, 1998, the Company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the bank's base rate plus one half percent (1/2%). The working capital line of credit provides for interest at the bank's base rate plus one quarter percent (1/4%).

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

IMPACT OF YEAR 2000

  The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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


August 13, 1998                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 13, 1998                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer