Form 10KSB
period 1998-09-30
MICROWAVE FILTER CO INC /NY/
filed 1998-12-23
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-KSB

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 1998_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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




  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on November 23, 1998 was $2,348,646.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at November 23, 1998:   3,304,583

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

NARRATIVE DESCRIPTION OF BUSINESS
----------------------------------
Microwave Filter Company, Inc. (MFC)

  Since MFC was founded in 1967, the Company's mission has been to provide its customers with the highest quality and most economically priced products delivered on time. The Company has always worked closely with its customers to provide the exact products necessary for their changing needs. As a result, the Company has grown to become a state of the art manufacturing facility which produces large and small filter orders in frequency ranges up to 50 GHz. It is this commitment to the customer that has kept the Company in business for over 30 years.

  MFC manufactures filters for eliminating interference and signal processing for such markets as Cable Television, Broadcast, Mobile Communications, Avionics, Radar, Navigation and Defense Electronics. The Company designs waveguide, stripline/ microstrip, transmission line, miniature/subminiature and lumped constant filters in such filter styles as: bandpass, high pass, low pass bandstop, multiplexers, tunable notch, tunable bandpass, high power filters, filter networks, amplitude equalized and delay equalized.

  Located in East Syracuse, NY, MFC occupies a 40,000 square foot plant where state of the art equipment, engineering, manufacturing and a strong emphasis on employee training form the foundation for providing quality products that meet or often exceed specifications.

  The Company actively produces over 1,700 standard products and has designed more than 5,000 custom products for specialized applications.

  When an order for a custom product arrives in-house, members of engineering and production develop a quality plan to insure that all resources are in place to design and manufacture a robust product for the customer. This quality plan allows departments to focus as a team and identify any potential design or manufacturing challenges before the project begins. Working as a team encourages input from engineers, designers, fabricators and technicians to mutually arrive at solutions. By forming a quality plan, the design to shipping time for products is reduced because problems that could surface later in production are avoided.

  In the design phase, engineering is equipped with Microstripes software to perform three dimensional simulations to determine the performance characteristics of components. Other software both purchased commercially and developed in-house is used to simulate or verify filter performance. Once a filter is designed, mechanical designers and drafters, using the latest version of autocad complete drawings for production.

  Facilities are in place to insure that products are manufactured quickly and efficiently. CAD/CAM systems transfer prints to fabrication where computerized mills and lathes automatically generate parts. Up to date quality assurance equipment such as a surface plate with a digital height gauge, optical comparators and high power Mantis microscopes are used to check components and verify that they meet specification. The QA Department is compliant with MIL-I-45208, inspection systems and MIL-STD-45662 calibration systems standards. There is 100 percent in-process inspection conducted for electrical and physical characteristics, workmanship and compliance to specifications.

  Employee education plays a large part in the production process. All technicians are well trained in filter design, the use of test and measuring equipment and the most current soldering standards. A certified instructor is on staff to train employees in J-STD-001, the ANSI soldering standard for electrical and electronic assemblies.

  Production is divided in two areas. One area handles large volume program orders, and the other, custom circuits, designs and builds smaller volume special need filters. Both areas are equipped with the design and test equipment necessary to insure repeatability and quality. One such facility is a soldering oven which allows a large number of parts to be soldered consistently and simultaneously. Once products are complete, Hewlett-Packard scalar and vector network analyzers are used to test any passive filter from DC to 50 GHz.

  Other product testing facilities include environmental chambers capable of testing products for temperatures of -70 to 200 degrees celsius and humidity to 100 percent. Several amps are available for power tests up to 2500 watts and 220 MHz and 100 watts and 1000 MHz. Antenna specifications in the 2 to 18
GHz range can be measured in an in-house anechoic chamber. Facilities are also available for salt spray, sand and dust, shock and vibration, RFI leakage and altitude testing.

  MFC is in the final stages of gaining ISO 9001 certification and implementing total quality management which will formalize the Company's existing commitment to quality. Its service to customers is already reflected in the many repeat orders from customers that have depended on the Company from its inception. It also has received several awards from its customers. The Company is pleased to serve any customer large or small from the largest prime government contractor to the smallest broadcast facility. MFC will continue the same mission in the future as is has in the past of continuing to work as a team with the customer to deliver the filters the market needs, on time and at the best price.

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

  SMD became a systems integrator for Staubli of Switzerland, manufacturer of spherical robots used for high speed assembly and packaging operations. The Staubli robots offer an additional robotic capabilty to Schroeder Machines. In 1997, SMD became a systems integrator for Adept Technology, Inc., of San Jose, Ca, manufacturer of the SCARA style of robots. Robotics is becoming more prevalent in the handling of food, pharmaceuticals and other large volume consumer goods. This new capability will allow SMD to serve its customer base with the most up-to-date material handling technology.

  Schroeder Machines celebrated its 50Th anniversary this year. It marked its anniversary with the introduction of several new products: a servo pick-and-place machine for top loading packaging applications and a case erector/bottom taping machine for customers who still hand pack or need to add a case former to an existing case packing machine. An economical compact machine capable of handling 12 cases per minute was also redesigned and successfully debuted at a major trade show this fall.

  Schroeder Machines is one of the original manufacturers of fully automatic and semi-automatic Quadnumatic side or end loading case packing machines. Quadnumatic machines perform all the functions of collating, case forming, loading and sealing products into their shipping cartons at packing speeds ranging from 12 to 30 cases per minute.


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

  Cable television will enjoy market growth in the years ahead as a result of regulatory and technological changes. Cable television has the infrastructure in place to offer the consumer a variety of two-way services such as data, video and telephony. New digital compression technology now makes it possible to transmit six to 10 channels in the space previously used for one. Cable television has the ability to offer access to the internet that exceeds ISDN, a high speed service currently offered by the telephone company, much less the standard service over the telephone lines that most internet consumers commonly use. With changes in federal legislation, both cable and telephone companies have been combining resources and now cable television will no longer be barred from offering telephone service.

  Direct to home satellite is still a competitor to cable television, but it cannot offer the consumer telephone or internet access. Hence, it is expected that cable television will be a formidable player in the rush to deliver consumers two-way service in the 21st century. With market growth, equipment purchases will increase and MFC will reap financial benefits.

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

  It was a difficult year for most Wireless Cable Television companies. By year's end, the top three systems were facing financial problems. Yet members of the industry remain optimistic that the market will rebound when the Wireless Cable industry begins to offer two-way services. Wireless Cable has the technical ability to provide internet access (downloading) at much higher speeds than over phone lines.

  There is opportunity for Wireless Cable growth internationally particularly in countries where television service is becoming popular but there is no cable infrastructure in place.

  Cellular Television - A new wireless service. Most people are familiar with cellular phones but here's a new twist - cellular television or (LMDS). This system operates like cellular phone in theory. An omni-directional transmitter at the center of a six mile cell sends out a video signal carrying 49 channels of programming. Subscribers at locations throughout that cell can receive the signal with small, square, flat antennas. One system, Cellular Vision USA already exists in New York City. Now the FCC is preparing to auction off additional frequencies (between 29 and 31 GHz) for similar services to establish themselves. Microwave Filter Company sells a notch and bandpass filter series to remove interference at the transmitter to this new market.

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

  Mobile Radio - MFC provides filters to a variety of mobile radio services such as cellular telephone, two way radio and paging to eliminate interference in transmit or receive equipment. With the number of services increasing and our air waves becoming more congested, filters are increasingly important to many transmit operations. Cellular telephone has been the largest mobile radio growth market. The Cellular market is beginning to level off and now Personal Communications Services (PCS) is an area of mobile radio on the rise.

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

  There has been an increased demand for filters in the OEM (Original Equipment Manufacturer) market. In response to this demand, MFC has purchased new design, fabrication and test equipment to design filters up to 50 GHz. OEM orders are larger than those received for other markets and facilities such as a soldering oven have been added in the manufacturing area for large volume production.

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

  Typical customers for case packing machines are food processors or makers of cosmetics, pharmaceuticals, candies or hardware whose product must be cased for shipping and storage. Recent customers for typical machines include DuPont, Knorr, Planters-Lifesavers, the Fountainhead Group, Mutek, Ecco D'oro Food Coop and CSP Foods.

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

SUPPLIERS
---------

  The Company depends on outside suppliers for raw materials, components and parts, and services. Although items are generally available from a number of suppliers, the Company purchases certain raw materials and components from a single supplier. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the raw materials and components. However, manufacturing delays and added costs could result. The Company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future. Substantial periods of lead time for delivery of certain materials are sometimes experienced by the Company, making it necessary to inventory varied quantities of materials.

PATENTS AND LICENSES
--------------------

 The Company has no patents, trademarks, copyrights, licenses or franchises of material importance.

SEASONAL FLUCTUATIONS
---------------------

  There are no significant seasonal fluctuations in the Company's business.

GOVERNMENT CONTRACTS
--------------------

  The Company is not dependent in any material respect on government contracts.

BACKLOG
-------

  At September 30, 1998, the Company's total backlog of orders was $746,795 compared to $1,190,048 at September 30, 1997. At September 30, 1998, MFC's backlog of orders was $647,270 compared to $1,190,048 at September 30, 1997. At September 30, 1998, NSI's backlog of orders was $99,525 compared to $0 at September 30, 1997. The total Company backlog at September 30, 1998 is scheduled to ship during fiscal 1999.

EMPLOYEES
---------

  At September 30, 1998, the Company employed 73 full-time permanent employees, 4 part-time permanent employees, and 10 full-time temporary employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $490,153, $337,250 and $359,934 for the fiscal years 1998, 1997 and 1996, respectively. Research and development costs are charged to operations as incurred.

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



Fiscal 1998                        High      Low

Oct. 1, 1997 to Dec. 31, 1997   $  1.38  $   .88
Jan. 1, 1998 to Mar. 31, 1998      1.38      .94
Apr. 1, 1998 to June 30, 1998      1.31     1.00
July 1, 1998 to Sept. 30, 1998     1.19      .75


Fiscal 1997                        High      Low

Oct. 1, 1996 to Dec. 31, 1996   $  1.38   $ 1.00
Jan. 1, 1997 to Mar. 31, 1997      1.50     1.06
Apr. 1, 1997 to June 30, 1997      1.75      .94
July 1, 1997 to Sept. 30, 1997     1.38     1.00

Adjusted for all stock dividends.

  The approximate number of stockholders on September 30, 1998 was 1,800.

  On November 4, 1998, the Board of Directors declared a five cents per share cash dividend to shareholders of record on February 2, 1999, to be distributed on February 17, 1999.

  On October 29, 1997, the Board of Directors declared a five cents per share cash dividend to shareholders of record on February 3, 1998, to be distributed on February 18, 1998.

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


Five Year Summary Of Financial Data


                                                           September 30
                                     1998         1997         1996          1995         1994
Net Sales                        $ 6,989,106  $ 6,175,425  $ 7,532,710   $ 7,655,198   $ 8,616,861
Net Income (1)                   $    69,424  $   434,772  $   504,295   $    19,164   $   117,529
Earnings Per Share               $       .02  $       .12  $       .14   $       .01   $       .03
Weighted Average Number of
Common Shares Outstanding*         3,535,522    3,548,240    3,525,362     3,478,451     3,508,923
Stock (%) Dividends                                                 5%            5%            5%
Cash ($) Dividends Paid          $       .05  $       .05          .05
Total Assets                     $ 5,059,135  $ 5,173,481  $ 5,410,266   $ 5,273,931   $ 5,597,991
Long Term Debt                   $         0  $    46,065  $   102,774   $   439,545   $   583,354
*Adjusted for all stock dividends.


Net income as a percentage of:          1998         1997         1996          1995           1994
Sales.............................       1.0          7.0          6.7           0.3            1.4
Assets............................       1.4          8.4          9.3           0.4            2.1
Equity............................       1.7         10.2         12.7           0.5            3.3



(1) In the fourth quarter of 1997, the Company received life insurance death benefits of $350,000 as a result of the death of a former officer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 1998.

Product group  (in thousands)  Fiscal 1998    Fiscal 1997   Fiscal 1996

Niagara Scientific                $  211         $  587        $  609
Microwave Filter:
  Cable TV                         3,588          3,592         3,951
  RF/Microwave                     2,119            740         1,074
  Broadcast TV                       940          1,096         1,788
  Satellite Communications           131            160           111
  Total                           $6,989         $6,175        $7,533

Sales backlog at 9/30             $  747         $1,190        $1,262


Fiscal 1998 compared to fiscal 1997

  Consolidated net sales for the fiscal year ended September 30, 1998 equalled $6,989,106, an increase of $813,681 or 13.2% when compared to consolidated net sales of $6,175,425 during the fiscal year ended September 30, 1997.

  Microwave Filter Company, Inc. (MFC) sales increased $1,189,932 or 21.3% to $6,777,794 during the fiscal year ended September 30, 1998 when compared to sales of $5,587,862 during the fiscal year ended September 30, 1997.

  The increase in MFC sales can primarily be attributed to an increase in the sales of the Company's RF/Microwave products to OEMs (Original Equipment Manufacturers). MFC's RF/Microwave product sales increased $1,378,589 or 186.2% to $2,119,051 during the fiscal year ended September 30, 1998 when compared to sales of $740,462 during the the fiscal year ended September 30, 1997. There has been increased demand for filters in the OEM market. Part of the Company's long term strategy has been to invest in product and infrastructure development to exploit new markets such as LMDS (Cellular TV), PCS and PCN; and, continue to develop OEM relationships. This strategy is proving successful and has helped offset the hiatus in demand in Wireless Cable; as well as a decrease in sales in the Schroeder Machines Division of Niagara Scientific, Inc., a wholly owned subsidiary.

  MFC's Cable TV product sales were essentially identical to the same period last year. Net sales were $ 3,587,908, a decrease of $4,282 or 0.1%, during the fiscal year ended September 30, 1998 when compared to net sales of $3,592,190 during the fiscal year ended September 30, 1997. Competition in the form of Direct Broadcast Satellite (DBS) continues to grow at the expense of the Cable TV industry and this has impacted our sales. DBS offers more channels and high quality digital reception. However, DBS cannot offer local stations and is strictly a one-way service. CATV operators, while facing competition, are beginning to expand their operations. Standards and technology were introduced by Cable TV operators during 1998 for the implementation of two-way services as telephony and internet access. Cable has the capacity to offer clear, reliable and fast services in these areas. With these new offerings to the marketplace, Cable TV operators will increase their equipment purchases which should positively impact our sales to this market.

  MFC's Broadcast TV product sales, which includes wireless cable products, decreased $155,458 or 14.2% to $940,162 during the fiscal year ended September 30, 1998 when compared to sales of $1,095,620 during the fiscal year ended September 30, 1997. The decrease in sales can primarily be attributed to market conditions. Demand in the Multichannel Multipoint Distribution Service
(MMDS) continues to be low as operators have waited for the successful testing and implementation of digital compression technology. Wireless Cable has not been able to offer services to subscribers that are on a par with Cable Television or Direct Broadcast Satellite. In addition, the major Wireless Cable operators in the U.S. are having cash flow problems, and it appears that industry demand domestically will not improve until additional funding sources are found. However, there are still viable markets internationally for this technology, particularly in South America. Under developed countries that are not wired for Cable Television service are attracted to Wireless Cable which does not involve as large an effort for installation of service.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, sales decreased $376,251 or 64% to $211,312 for the fiscal year ended September 30, 1998 when compared to sales of $587,563 for the twelve months ended September 30, 1997. During the past fiscal year, NSI has expanded its effort to develop new products by introducing several standard low price products and a new capability to integrate "Robotics" into case packing and other material handling machines.

  Gross profit increased $262,211 or 10.6% to $2,745,158 during the fiscal year ended September 30, 1998 when compared to gross profit of $2,482,947 during the fiscal year ended September 30, 1997. The dollar increase in gross profit during fiscal 1998 when compared to fiscal 1997 can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equalled 39.3% during the fiscal year ended September 30, 1998 when compared to 40.2% during the fiscal year ended September 30, 1997. The Company did incur significant manufacturing (excess scrap and rework) costs associated with new product development during the second and primarily the third quarter of the fiscal year ended September 30, 1998.

  Selling, general and administrative (SG&A) expenses increased $288,657 or 11.7% to $2,761,422 during the fiscal year ended September 30, 1998 when compared to SG&A expenses of $2,472,765 during the fiscal year ended September 30, 1997. As a percentage of sales, SG&A expenses equalled 39.5% during the fiscal year ended September 30, 1998 when compared to 40% during the fiscal year ended September 30, 1997. Increases were realized primarily in research and development expenses, advertising and promotional expenses and sales commissions expense during fiscal 1998.

  Income from operations decreased $26,446 to a loss from operations of $16,264 during the fiscal year ended September 30, 1998 when compared to income from operations of $10,182 during the fiscal year ended September 30, 1997 primarily due to the higher SG&A expenses this year when compared to last year.

  On an industry segment basis, MFC's income from operations increased $180,028 to $480,051 for the fiscal year ended September 30, 1998 when compared to income from operations of $300,023 for the fiscal year ended September 30, 1997. The increase can primarily be attributed to the increase in MFC sales. NSI recorded a loss from operations of $419,778 for the fiscal year ended September 30, 1998 compared to a loss from operations of $183,675 for the fiscal year ended September 30, 1997. NSI's loss can primarily be attributed to low sales volume, increases in research and development and advertising and promotional expenses, and the absorption of fixed overhead expenses during fiscal 1998. Corporate expenses decreased $29,629 to $76,537 for the fiscal year ended September 30, 1998 when compared to $106,166 for the fiscal year ended September 30, 1997. The decrease can be attributed to a decrease in legal expenses during fiscal 1998 when compared to fiscal 1997.

  Other income decreased $354,751 during the fiscal year ended September 30, 1998 when compared to the fiscal year ended September 30, 1997 primarily due to the receipt of life insurance death benefits of $350,000, as a result of the death of a former officer, during fiscal 1997.

  The Company's effective income tax rate equalled 4.0% during fiscal 1998 primarily due to the low levels of pre-tax income.


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

                                            September 30
                                  1998          1997         1996
Cash & cash equivalents        $1,221,108    $1,434,473   $1,280,999
Working capital                $2,566,238    $2,745,211   $2,579,910
Current ratio                   3.79 to 1     4.20 to 1    3.07 to 1
Long-term debt                    $     0       $46,065     $102,774

  Cash and cash equivalents decreased $213,365 to $1,221,108 at September 30, 1998 when compared to $1,434,473 at September 30, 1997. The decrease was a result of $450,331 in net cash provided by operating activities, $345,321 in net cash used for capital expenditures and $318,375 in net cash used in financing activities.

  The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of September 30, 1998, 80,000 shares had been repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the current market price of the stock, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At September 30, 1998, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the bank's base rate plus one half percent (1/2%). The working capital line of credit provides for interest at the bank's base rate plus one quarter percent (1/4%).

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded computer chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations which could disrupt the Company's normal business activities.

The Company has conducted a full inventory of its computer systems to identify the programs and systems that could be affected by the year 2000 problem. The Company is in the process of evaluating and testing those programs and systems. Although no assurance can be given, the Company believes all critical software utilized by the Company is presently year 2000 compliant. The total cost to the Company of its own Year 2000 assessment, compliance and verification activities has not been and, based on its evaluation to date, is not anticipated to be material to the Company's financial position or results of operations in any given year.

The company is presently surveying all major vendors and large customers to assess their state of readiness in addressing the year 2000 problem. The company depends on outside suppliers for raw materials, components and parts, and services. Although items are generally available from a number of suppliers, the Company purchases certain raw materials and components from a single supplier. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the raw materials and components. However, manufacturing delays and added costs could result and adversely affect the business of the Company. The company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

The Company has and will continue to devote the resources necessary to address any year 2000 issues. The Company's contingency plan is to replace or repair systems which fail unexpectedly after January 1, 2000. The Company estimates that the costs associated with its "year 2000" contingency, if required, to be less than $75,000.

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

  None.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/23/98   Class


TRUDI B. ARTINI       Mrs. Artini is an independent         108,815       3.3%
(a)(b)(d)             investor in MFC and various other
Age 76                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor    116,332       3.5%
(a)(b)(d)             of Psychiatry at the Health Science
Age 74                Center, State University of New York
Director since 1977   at Syracuse. He was a faculty member
                      from 1958 until his retirement in
                      1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. Since 1989, he has
                      served as a Skaneateles Town
                      Councilman and in 1980 was a
                      founding Board Member of the
                      Skaneateles Festival of Chamber
                      Music.

LOUIS MISENTI         President and Principal               387,362      11.7%
Age 71                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed          384,566      11.6%
(a)(d)                President and Chief Executive
Age 56                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
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

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/23/98   Class

MILO PETERSON         Mr. Peterson has served as            168,570       5.1%
(a)(d)                Executive Vice President and
Age 58                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Corporate
                      Secretary of MFC on March 27,
                      1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,508        *
(c)(d)                the manufacturing operations
Age 53                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 57                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is Manager of Corporate      10,632        *
(a)(b)(c)             Accounting for Carrols Corp. in
Age 57                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/23/98   Class

Daniel Galbally       Mr. Galbally is an accountant           1,489        *
(b)(c)                for Auburn Steel Company, Inc.
Age 51                in Auburn, New York. Prior to
Director since 1995   joining Auburn Steel, he was
                      the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 1,216,898 shares or approximately 37% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      56      President and Chief Executive Officer

        Richard L. Jones        50      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        58      Corporate Secretary

        Paul W. Mears           39      Vice President of Engineering

        Terry C. Owens          44      Vice President of Sales

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

Paul W. Mears began his association with MFC as a Co-op while attending RIT in 1981. He became a full time employee in 1984 when he began his duties as an Electrical Engineer in Research and Development. In 1988 he became a Senior Design and Quotation Engineer and in 1989, he was promoted to Assistant Chief Engineer, Manager of Engineering of the Filter Division and in April of 1998, Was appointed Vice President of Engineering.

Terry C. Owens began his association with MFC in 1982 as an Associate Chief Engineer. He served as a Project Engineer with Anaren Microwave from 1988 until 1992 when he began employment with Laser Precision Corp., in Utica, New York, as a Product Specialist. He returned to MFC as Sales Manager, Assistant Marketing Manager in February of 1995 and in April 1998, was appointed Vice President of Sales.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 1998, 1997 and 1996, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              1998    110,966       -
   President and CEO               1997    117,882       -
                                   1996    104,229    10,000


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

  MFC's contributions to the plans for the years ended September 30, 1998, 1997 and 1996 amounted to $78,211, $68,139 and $81,470, respectively.

STOCK OPTIONS
-------------

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 1998.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors received fees of $400.00 per board meeting and $300.00 per committee meeting, with the exception of the executive committee which received $400.00 per committee meeting, during fiscal 1998. MFC also reimburses directors for reasonable expenses incurred in attending meetings. The Chairman of the Board and Officer members receive no compensation for their attendance at meetings. During fiscal 1998, the Company paid Louis S. Misenti $16,500 in compensation (part of which was taken in stock) for his services as Chairman of the Board of Directors of Microwave Filter Company, Inc. In addition, the Company paid Louis S. Misenti $30,600 during fiscal
1998 for consulting services. Outside directors have the option of receiving their compensation for meetings in the form of restricted shares of the Company's common stock. For this purpose, shares are valued at 85% of the mean between the bid and ask price of the stock at the beginning of each quarter.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on November 23, 1998.

                                                                       % of
                                                                  Outstanding
                                                                Number of Shares
                                                                     Common
Name of Beneficial Owner   Address           Beneficially Owned  _____Stock_____

Frederick A. Dix &         209 Watson Rd.          244,007             7.4%
Marjorie Dix               N. Syracuse, NY 13212

Carl F. Fahrenkrug &       Indian Hill Rd.         384,566            11.6%
Rita Fahrenkrug            Manlius, NY 13104

Louis S. Misenti           140 Clearview Rd.       387,362            11.7%
                           Dewitt, NY 13214

Milo J. Peterson           218 Gulf Road           168,570             5.1%
                           Camillus, NY 13031

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

  None

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1. and 2.   Financial Statements and Schedules:

                   Reference is made to the list of Financial Statements and the Financial Statement Schedule submitted as a separate section of this report.

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 1998.

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

Dated:  December 18, 1998

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

Dated:  December 18, 1998

                 ANNUAL REPORT ON FORM 10-KSB

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................28
Consolidated Balance Sheets as of September 30, 1998 and 1997....29
Consolidated Statements of Operations for the Years
  Ended September 30, 1998, 1997 and 1996 .......................30
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 1998, 1997 and 1996 .......................31
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1998, 1997 and 1996 .......................32
Notes to Consolidated Financial Statements.......................33-39



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996:

Independent Auditors' Report on Schedules........................41
II-Valuation and Qualifying Accounts.............................42

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Microwave Filter Company, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Syracuse, New York
November 20, 1998

          Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       1998       1997
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $1,221,108  $1,434,473
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $53,000 and $58,000                651,751     544,590
  Federal and state income tax recoverable                   55,813           0
  Inventories                                             1,328,386   1,261,942
  Deferred tax asset - current                              174,835     258,647
  Prepaid expenses and other current assets                  53,286     104,280
                                                          ---------   ---------
      Total current assets                                3,485,179   3,603,932


Property, plant and equipment, net                        1,573,956   1,561,920
Deferred tax asset - noncurrent                                   0       7,629
                                                          ---------   ---------

      Total Assets                                       $5,059,135  $5,173,481
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long term debt                         $44,851     $55,620
  Accounts payable                                          355,435     320,166
  Customer deposits                                         111,306      50,036
  Accrued federal and state income taxes                          0      30,108
  Accrued payroll and related expenses                      101,332     102,591
  Accrued compensated absences                              224,775     222,492
  Other current liabilities                                  81,242      77,708
                                                          ---------   ---------
    Total current liabilities                               918,941     858,721


Long term debt, less current portion                              0      46,065
Deferred tax liability - noncurrent                          51,388           0
Deferred compensation and other liabilities                  11,994      17,966
                                                          ---------   ---------

  Total liabilities                                         982,323     922,752
                                                          ---------   ---------
Commitments

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,294,733 in 1998 and 4,275,259 in 1997          429,473     427,526
  Additional paid-in capital                              3,222,613   3,206,360
  Retained earnings                                       1,146,516   1,254,570

  Common stock in treasury, at cost,
  810,203 shares in 1998 and 730,202 shares in 1997        (721,790)   (637,727)
                                                          ---------   ---------

  Total stockholders' equity                              4,076,812   4,250,729
                                                          ---------   ---------
  Total Liabilities and Stockholders' Equity             $5,059,135  $5,173,481
                                                         ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       1998             1997            1996
                                       ----             ----            ----

Net sales                           $6,989,106       $6,175,425      $7,532,710

Cost of goods sold                   4,243,948        3,692,478       4,321,091
                                     ---------        ---------       ---------

    Gross profit                     2,745,158        2,482,947       3,211,619

Selling, general
  and administrative expenses        2,761,422        2,472,765       2,560,692
                                     ---------        ---------       ---------

    Income (loss) from operations      (16,264)          10,182         650,927


Non-operating Income (Expense)
    Interest income                     56,869           49,954          44,292
    Interest expense                    (5,838)          (9,529)        (29,143)
    Miscellaneous                       37,567           52,924          14,171
    Life insurance death
      benefits                               0          350,000               0
                                     ---------        ---------       ---------

    Income before income taxes          72,334          453,531         680,247


Provision for income taxes               2,910           18,759         175,952
                                     ---------        ---------       ---------

NET INCOME                             $69,424         $434,772        $504,295
                                     =========        =========       =========

Earnings Per Share                        $.02            $0.12           $0.14
                                     =========        =========       =========

Weighted average number of common
shares outstanding                   3,535,522        3,548,240       3,525,362
                                     =========        =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 1998, 1997 and 1996
            -----------------------------------------------------


                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1995          4,003,733   $400,373   $2,880,992     $939,377   680,301  ($637,105)   $3,583,637

Net income                                                         504,295                            504,295
Stock issued to employees
        and officers           37,161      3,716       35,700                                          39,416
Stock issued to directors      16,342      1,635       18,132                                          19,767
Purchase of treasury stock                                                       452       (622)         (622)
Cash dividend paid
     ($.05 per share)                                             (168,195)                          (168,195)
5% stock dividend             202,210     20,221      257,817     (278,038)   34,015
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1996          4,259,446    425,945    3,192,641      997,439   714,768   (637,727)    3,978,298

Net income                                                         434,772                            434,772
Stock issued to directors      15,813      1,581       13,719                                          15,300
Donated capital                                                               15,434
Cash dividend paid
        ($.05 per share)                                          (177,641)                          (177,641)
                            ---------   --------   ----------     --------   -------  ----------   ----------

Balance,
September 30, 1997          4,275,259    427,526    3,206,360    1,254,570   730,202   (637,727)    4,250,729

Net income                                                          69,424                             69,424
Stock issued to directors      19,474      1,947       16,253                                          18,200
Purchase of treasury stock                                                    80,000    (84,063)      (84,063)
Donated capital                                                                    1
Cash dividend paid
     ($.05 per share)                                             (177,478)                          (177,478)
                           ----------  ---------   ----------   ----------   -------  ----------   ----------
Balance
September 30, 1998          4,294,733   $429,473   $3,222,613   $1,146,516   810,203  ($721,790)   $4,076,812
                           ==========   ========   ==========   ==========   =======  ==========   ==========



The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                   1998      1997       1996
                                                   ----      ----       ----

Cash flows from operating activities:
       Net income                                 $69,424   $434,772   $504,295

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                  333,285    302,087    333,105
    Amortization of intangible assets                   0          0     63,772
    Inventory obsolescence provision                    0     19,763     48,744
    Bad debt provision                                  0      2,775     53,011
    Stock compensation                             18,200     15,300     59,183
    Deferred income taxes                         142,829    (67,841)   (95,748)
  Changes in assets and liabilities:
    Accounts receivable-trade, net               (107,161)   176,490    102,294
    Federal and state income taxes                (85,921)  (259,508)   246,808
    Inventories                                   (66,444)   217,273    420,788
    Other assets                                   50,994    (38,327)    17,249
    Accounts payable and customer deposits         96,539   (103,815)  (121,265)
    Accrued payroll, compensated absences and
      related expenses                              1,024       (444)    51,068
    Other current liabilities                       3,534    (27,528)   (26,980)
    Deferred compensation                          (5,972)    (5,406)    (4,894)
                                                ---------   --------   --------
    Net cash provided by operating activities     450,331    665,591  1,651,430
                                                ---------  ---------   --------
Cash flows from investing activities:
  Capital expenditures                           (345,321)  (280,717)  (291,633)
                                                 --------   --------    -------
    Net cash used in investing activities        (345,321)  (280,717)  (291,633)
                                                 --------   --------   --------
Cash flows from financing activities:
  Principal payments on long-term debt            (56,834)   (53,759)  (430,657)
  Purchase of treasury stock                      (84,063)         0       (622)
  Cash dividend paid                             (177,478)  (177,641)  (168,195)
                                                 --------   --------   --------
    Net cash used in financing activities        (318,375)  (231,400)  (599,474)
                                                 --------   --------   --------
    Net increase (decrease)
         in cash and cash equivalents            (213,365)   153,474    760,323

Cash and cash equivalents at beginning of year  1,434,473  1,280,999    520,676
                                                ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $1,221,108 $1,434,473 $1,280,999
                                               ==========  =========  =========



Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                       $7,000    $10,000    $29,000
    Income taxes                                  $27,000   $346,000    $32,000





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

c. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 1998 and September 30, 1997 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 1998 and 1997.

d. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

e.  Research and Development

 Costs in connection with research and development, which amount to $490,153, $337,250 and $359,934 for the fiscal years 1998, 1997 and 1996, respectively, are charged to operations as incurred.

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

h. Earnings Per Share

 In the first quarter of fiscal 1998, the Company adopted Statement of Accounting Standards ("SFAS") No. 128, Earnings per Share. This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. The Company had no dilutive potential common shares outstanding for the years ended September 30, 1998, 1997 or 1996. Income used in the EPS calculation is net income for each year.

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


2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          1998                 1997
                                          ----                 ----
  Raw materials and stock parts         $950,170             $832,125
  Work-in-process                        233,000              185,291
  Finished goods                         145,216              244,526
                                        --------            ---------
                                      $1,328,386           $1,261,942
                                      ==========           ==========


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          1998                 1997
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,786,951            1,740,124
  Machinery and equipment              2,466,457            2,243,956
  Office equipment and fixtures        1,302,020            1,226,026
  Other                                   46,753               93,507
                                       ---------            ---------
                                       5,745,181            5,446,613
  Less: Accumulated depreciation       4,171,225            3,884,693
                                       ---------            ---------
                                      $1,573,956           $1,561,920
                                      ==========           ==========

4. LONG-TERM DEBT

Long-term debt consisted of the following:                 September 30
                                                      1998             1997


 Capitalized lease obligation                         $44,851        $101,685


  Less: current portion                                44,851          55,620
                                                      -------         -------
                                                      $     0        $ 46,065
                                                      =======         =======





     The capitalized lease obligation represents the Company's obligation to the Onondaga County Industrial Agency (OCIDA) which financed the purchase of the Company's primary manufacturing facility. The facility serves as collateral for the debt. The Company financed its purchase of the facility through an Industrial Development Revenue Bond issued by OCIDA and purchased by a bank. The Company has guaranteed the payment on the bonds to the bank on behalf of OCIDA. Payments are due quarterly, through April 1999, in an amount which would fully amortize the unpaid principal of the bonds. The interest rate is adjusted quarterly and is equal to 2.5% plus 65% of the thirteen week average rate of interest for Treasury Bills (5.60% and 5.60% at September 30, 1998 and 1997, respectively).

 The following is a schedule of remaining principal requirements on long-term debt:

        Year Ended     Principal
       September 30     Payments
       ------------    ---------
           1999        $44,851
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

 The Company's matching contributions to the 401-K plan for the years ended September 30, 1998, 1997 and 1996 were $58,211, $48,139 and $31,470 , respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $20,000, $20,000 and $50,000 in 1998, 1997 and 1996, respectively.

7. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases a motor vehicle and equipment under operating lease agreements expiring at various dates through September 30, 2003. Rental expense under these leases for the years ended September 30, 1998, 1997 and 1996 amounted to $97,256, $97,948 and $97,739, respectively.

 Minimum rental commitments at September 30, 1998 for these leases are:

        Year Ended     Principal
       September 30    Payments
       ------------    --------
           1999        $65,746
           2000         64,780
           2001        105,258
           2002          9,923
           2003          6,615
                      --------
                      $252,322
                      ========

8. INCOME TAXES

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                          1998         1997         1996
Currently payable (recoverable):
  Federal              ($142,019)     $78,600     $250,700
  State                    2,100        8,000       21,000
Deferred (credit)        142,829      (67,841)     (95,748)
                         -------      -------      -------
                          $2,910      $18,759     $175,952
                         =======      =======     ========

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______1998______   ______1997______  ______1996______
                           Amount     %       Amount     %      Amount     %
Statutory tax rate        $24,593    34.0%  $154,201    34.0%  $231,284   34.0%
Surtax exemption          (11,510)  (15.9%)        0       0          0      0
State income tax net of:
 Federal benefit            1,722     2.4%     5,280     1.2%    13,860    2.0%
Foreign sales corp
 benefit                   (2,792)   (3.9%)   (6,841)   (1.5%)   (6,854)  (1.0%)
Research and experimentation
 tax credits               (8,057)  (11.1%)  (14,014)   (3.1%)  (54,344)  (8.0%)
Life insurance death
 benefits                       0       0   (119,000)  (26.2%)        0      0
Other                      (1,046)   (1.5%)     (867)   (0.3%)   (7,994)  (1.1%)
                         --------   ------   -------    ------  -------- ------
                           $2,910     4.0%   $18,759     4.1%  $175,952   25.9%
                         ========   ======  ========    ====== ========= ======


 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            1998          1997
                                            ----          ----

  Inventory                              $116,079       $189,201
  Accrued vacation                         62,912         56,954
  Other                                   (12,213)        (1,522)
  Research and experimentation
   tax credit carry forward                 8,057         14,014
                                         --------       --------

  Net deferred tax assets - current      $174,835       $258,647
                                         ========       ========

  Accelerated depreciation              ($101,232)      ($47,104)
  AMT credit carry forward                 65,315         49,433
  Other                                   (15,471)         5,300
                                          --------      --------
  Net deferred tax assets (liabilities)
   - noncurrent                          ($51,388)        $7,629
                                          =======        =======


 Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At September 30, 1998, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     1998          1997       1996
Net Sales (Unaffiliated):
  MFC                               $6,778      $5,588     $6,924
  NSI                                  211         587        609
  Total                             $6,989      $6,175     $7,533

Operating Profit (Loss): (a)
  MFC                                 $480          $300       $987
  NSI                                 (420)         (184)      (222)
  Corporate                            (76)         (106)      (114)
  Total                               ($16)          $10       $651

Identifiable Assets: (b)
  MFC                               $3,559        $3,618     $3,812
  NSI                                  279           121        317
  Subtotal                           3,838         3,739      4,129
  Corporate Assets-Cash and
  Cash Equivalents                   1,221         1,434      1,281
  Total                             $5,059        $5,173     $5,410

Depreciation & Amortization Expense:
  MFC                                 $304          $281       $275
  NSI                                   29            21        122
  Total                               $333          $302       $397

Capital Expenditures:
  MFC                                 $284          $280       $291
  NSI                                   61             1          1
                                      $345          $281       $292

Significant Export Sales:
  MFC                                 $546          $602       $558

Sales to Significant Customers:
  MFC:
  Motorola Government Systems         $707

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

10. STOCK OPTIONS

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 1998.

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

10.3     Mortgage and Security Agreement dated as of February 22, 1984 from    *
         MFC and OCIDA to the Bondholder.

10.4     Guaranty Agreement dated as of February 22, 1984 from MFC to OCIDA    *
         and the Bondholder.

10.5     Application by Debtor in Possession for Authority to Sell General     *
         Intangible Assets and Order (MFC's acquisition of CT-1000 System).

10.6     Stock Purchase Agreement dated February 8, 1993 between Glyn and      *
         Emily Bostick and MFC.

 * Previously filed

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders of Microwave Filter Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 20, 1998 included in this 1998 Annual Report on Form 10-K of Microwave Filter Company, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Syracuse, New York
November 20, 1998

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 1998, 1997 and 1996






Col. A                                         Col. B               Col. C                    Col. D        Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to
                                               Beginning            Costs and     Other                     Balance at
Description                                    of Period            Expenses      Accounts    Deductions    End of Period
-----------                                    ---------            -----------------------   ----------    -------------

Year ended September 30, 1998

Allowance for doubtful accounts                 $57,905                                          $5,283        $52,622
Inventory valuation reserves                    613,813                                         241,179       $372,634
                                               --------             --------      -------       -------       --------
                                               $671,718                   $0           $0      $246,462       $425,256
                                               ========             ========      =======      ========       ========


Year ended September 30, 1997

Allowance for doubtful accounts                 $75,000               $2,775                    $19,870        $57,905
Inventory valuation reserves                    594,050               19,763                          0        613,813
                                               --------             --------      -------       -------       --------
                                               $669,050              $22,538           $0       $19,870       $671,718
                                               ========             ========      =======       =======       ========


Year ended September 30, 1996

Allowance for doubtful accounts                 $50,000              $53,011                    $28,011        $75,000
Inventory valuation reserves                    545,306               48,744                          0        594,050
                                               --------             --------      -------       -------       --------
                                               $595,306             $101,755           $0       $28,011       $669,050
                                               ========             ========      =======       =======       ========

