Form 10QSB
period 1998-12-31
MICROWAVE FILTER CO INC /NY/
filed 1999-02-12
CIK 716688

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-QSB

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 1998

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

   Common Stock, $.10 Par Value -    3,284,390 shares as of December
31, 1998.

                     PART I. - FINANCIAL INFORMATION


                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 1998 AND 1997
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended
                                     Dec. 31
                                1998          1997
[S]                            [C]           [C]
Net sales                      $1,633        $1,840

Cost of goods sold                988         1,126
                               -------       -------
Gross profit                      645           714

Selling, general and
 administrative expenses          641           659
                               -------       -------
Income from operations              4            55

Other income (expense)             17            16
                               -------       -------
Income before income
 taxes                             21            71

Provision for income
 taxes                              7            24
                               -------       -------
NET INCOME                        $14           $47
                               =======       =======

Earnings per share              $0.00         $0.01
                               =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


                               DECEMBER 31, 1998       SEPTEMBER 30, 1998
                                   (Unaudited)
[S]                                 [C]                    [C]
Assets
Current Assets:
Cash and cash equivalents           $   868                $ 1,221
Accounts receivable-trade,net           535                    652
Federal and state income tax
 recoverable                             56                     56
Inventories                           1,336                  1,328
Deferred tax asset - current            175                    175
Prepaid expenses and other
 current assets                         106                     53
                                    --------               --------
Total current assets                  3,076                  3,485

Property,plant and equipment,net      1,542                  1,574
                                    --------               --------
Total assets                        $ 4,618                $ 5,059
                                    ========               ========

Liabilities And Stockholders' Equity
Current liabilities:
Current portion of long term
 debt                               $    30                $    45
Accounts payable                        197                    356
Customer deposits                       101                    111
Accrued federal and state
 income taxes                             7                      0
Accrued payroll and related
 expenses                                83                    101
Accrued compensated absences            226                    225
Dividends payable                       164                      0
Other current liabilities                56                     81
                                    --------               --------
Total current liabilities               864                    919

Deferred tax liability -
 noncurrent                              51                     51
Deferred compensation and
 other liabilities                       11                     12
                                    --------               --------
Total liabilities                       926                    982
                                    --------               --------
Stockholders' Equity:
Common stock,$.10 par value             429                    429
Additional paid-in capital            3,223                  3,223
Retained earnings                       996                  1,147
                                    --------               --------
                                      4,648                  4,799
Common stock in treasury,
 at cost                               (956)                  (722)
                                    --------               --------
Total stockholders' equity            3,692                  4,077
                                    --------               --------
Total liabilities and
 stockholders' equity               $ 4,618                $ 5,059
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                           FOR THE THREE MONTHS ENDED

                           DECEMBER 31, 1998 AND 1997
                                 (Unaudited)

                               Three months ended
                                   December 31
                                1998          1997
[S]                          [C]            [C]
Cash flows from operating
 activities:

Net income                   $    14       $    47
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization     73            77

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable              117          (216)
Inventories                       (8)          (59)
Prepaid expenses & other
 assets                          (53)            4
Increase (decrease) in:
Accounts payable & accrued
 expenses                       (204)           13
Deferred compensation &
 other liabilities                (1)           (1)
                              -------       -------
Net cash provided by (used in)
 operating activities            (62)         (135)

Cash flows from investing activities:
Capital expenditures             (42)         (127)

Cash flows from financing activities:
Principal payments on
 long-term debt                  (15)          (14)
Purchase of treasury stock      (234)
                              -------       -------
Net cash provided by (used)
 in financing activities        (249)          (14)

Increase (decrease) in cash
 and cash equivalents           (353)         (276)
Cash and cash equivalents
 at beginning of period        1,221         1,434
                             -------        -------
Cash and cash equivalents
 at end of period            $   868        $1,158
                             =======        =======

[FN]

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1998


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                          DECEMBER 31, 1998


  Net sales for the three months ended December 31, 1998 equalled $1,633,056, a decrease of $206,887 or 11.2% when compared to net sales of $1,839,943 for the three months ended December 31, 1997.



  Microwave Filter Company, Inc. (MFC) sales for the three months ended December 31, 1998 equalled $1,525,235, a decrease of $302,655 or 16.6% when compared to sales of $1,827,890 for the three months ended December 31, 1997. The decrease in MFC sales can primarily be attributed to a decrease in the sales of MFC's BTV product sales, which includes wireless cable products, primarily due to market conditions, and a decrease in the sales of MFC's RF/Microwave product sales. MFC's RF/Microwave product sales were down primarily due to the completion of OEM contracts during fiscal 1998.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, sales for the three months ended December 31, 1998 equalled $107,821, an increase of $95,768 when compared to sales of $12,053 for the three months ended December 31, 1997.

  Net income for the three months ended December 31, 1998 equalled $13,725, a decrease of $32,999 when compared to net income of $46,724 for the three months ended December 31, 1997. The decrease in net income can primarily be attributed to the decrease in sales.

  Gross profit decreased $68,992 or 9.7% to $644,966 during the three months ended December 31, 1998 when compared to gross profit of $713,958 during the three months ended December 31, 1997. The decrease in gross profit during the three months ended December 31, 1998 can primarily be attributed to the decrease in sales when compared to the same period last year.

  Selling, general and administrative (SG&A) expenses decreased $18,625 or 2.8% to $640,578 during the three months ended December 31, 1998 when compared to SG&A expenses of $659,203 during the three months ended December 31, 1997. As a percentage of sales, SG&A expenses increased to 39.2% for the three months ended December 31, 1998 when compared to 35.8% for the three months ended December 31, 1997, primarily due to the decrease in sales this year when compared to last year.

  Cash and cash equivalents decreased $352,973 to $868,135 at December 31, 1998 when compared to $1,221,108 at September 30, 1998. The decrease was a result of $61,902 in net cash used in operating activities, $42,208 in net cash used for capital expenditures and $248,863 in net cash used in financing activities.

  The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the quarter ended December 31, 1998, 200,140 shares were repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the current market price of the stock, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At December 31, 1998, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the bank's base rate plus one half percent (1/2%). The working capital line of credit provides for interest at the bank's base rate plus one quarter percent (1/4%).


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

                               MICROWAVE FILTER COMPANY, INC.


February 12, 1999                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 12, 1999                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer