Form 10-Q
period 1999-03-31
MICROWAVE FILTER CO INC /NY/
filed 1999-05-14
CIK 716688

UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 1999

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


    Common Stock, $.10 Par Value -    3,266,720 shares as of March
31, 1999.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(Amounts in thousands)
                              MARCH 31, 1999         SEPTEMBER 30, 1998

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $   756                $ 1,221
Accounts receivable-trade,net           805                    652
Federal and state income tax
 recoverable                             34                     56
Inventories                           1,309                  1,328
Deferred tax asset - current            175                    175
Prepaid expenses and other
 current assets                         101                     53
                                     --------              --------

Total current assets                  3,180                  3,485

Property,plant and equipment,net      1,488                  1,574
                                    --------               --------

Total assets                        $ 4,668                $ 5,059
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $    15                $    45
Accounts payable                        322                    356
Customer deposits                        97                    111
Accrued federal and state
 income taxes                            37                      0
Accrued payroll and related
 expenses                               113                    101
Accrued compensated absences            236                    225
Other current liabilities                64                     81
                                    --------               --------

Total current liabilities               884                    919

Deferred tax liability -
 noncurrent                              51                     51
Deferred compensation and
 other liabilities                        9                     12
                                    --------               --------

Total liabilities                       944                    982
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             430                    429
Additional paid-in capital            3,228                  3,223
Retained earnings                     1,052                  1,147
                                    --------               --------
                                      4,710                  4,799
Common stock in treasury,
 at cost                               (986)                  (722)
                                    --------               --------

Total stockholders' equity            3,724                  4,077
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,668                $ 5,059
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 1999 AND 1998
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                1999          1998         1999         1998

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,759        $1,735       $3,392       $3,575

Cost of goods sold              1,090         1,093        2,078        2,219
                               -------       -------      -------      -------
Gross profit                      669           642        1,313        1,356

Selling, general and
 administrative expenses          593           598        1,233        1,257
                               -------       -------      -------      -------
Income (loss) from
 operations                        76            44           80           99

Other income (expense)             10            13           26           29
                               -------       -------      -------      -------
Income (loss) before
 income taxes                      86            57          106          128

Provision (benefit)
 for income taxes                  30            20           36           44
                               -------       -------      -------      -------

NET INCOME (LOSS)                 $56           $37          $70          $84
                               =======       =======      =======      =======

Basic earnings (loss)
 per share                       $0.02         $0.01        $0.02        $0.02
                               =======       =======      =======      =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 1999 AND 1998
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                1999          1998        1999         1998

[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $   56         $   37      $   70        $   84

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    76             79         149           157
Stock Compensation                7              4           7             4

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable            (271)            40        (154)         (176)
Inventories                      27            (87)         19          (147)
Prepaid expenses & other
 assets                          28            (30)        (25)          (25)
Increase (decrease) in:
Accounts payable & accrued
 expenses                       198             18          (6)           31
Deferred compensation &
 other liabilities               (2)            (1)         (3)           (3)
                             -------        -------    --------       -------

Net cash provided by
 operating activities           119             60          57           (75)
                             -------        -------    --------       -------

Cash flows from investing activities:

Capital expenditures            (21)           (33)        (63)         (160)

Cash flows from financing activities:

Principal payments on
 long-term debt                 (15)           (14)        (30)          (28)
Purchase of treasury stock      (30)                      (264)
Cash dividend paid             (165)          (177)       (165)         (177)
                             -------        -------     -------       -------
Net cash used in
 financing activities          (210)          (191)       (459)         (205)

Increase (decrease) in cash
 and cash equivalents          (112)          (164)       (465)         (440)

Cash and cash equivalents
 at beginning of period         868          1,158       1,221         1,434
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  756         $  994      $  756        $  994
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999



Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended
September 30, 1999.

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           MARCH 31, 1999

  Net sales for the six months ended March 31, 1999 equaled $3,391,632, a decrease of $183,667 or 5.1% when compared to net sales of $3,575,299 for the six months ended March 31, 1998. Net sales for the three months ended March 31, 1999 equaled $1,758,576, an increase of $23,220 or 1.3.% when compared to net sales of $1,735,356 for the three months ended March 31, 1998.

  Microwave Filter Company, Inc. (MFC) sales for the six months ended March 31, 1999 equalled $3,081,392, a decrease of $431,568 or 12.3% when compared to sales of $3,512,960 for the six months ended March 31, 1998. MFC sales for the three months ended March 31, 1999 equalled $1,556,157, a decrease of $128,913 or 7.7% when compared to sales of $1,685,070 for the three months ended March 31, 1998. The decrease in sales can primarily be attributed to the decrease in the sales of MFC's BTV products , which include wireless cable products, primarily due to market conditions; and a decrease in the sales of MFC's RF/Microwave products. MFC's RF/Microwave product sales were down due to the completion of OEM contracts during fiscal 1998.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, sales for the six months ended March 31, 1999 equalled $310,240, an increase of $247,901 or 398% when compared to sales of $62,339 for the six months ended March 31, 1998. NSI's sales for the three months ended March 31, 1999 equalled $202,419, an increase of $152,133 or 303% when compared to sales of $50,286 for the three months ended March 31, 1998.

  Net income for the six months ended March 31, 1999 equalled $69,655, a decrease of $14,279 or 17% when compared to net income of $83,934 for the six months ended March 31, 1998. The decrease in net income for the six months ended March 31, 1999 can primarily be attributed to the decrease in sales when compared to the same period last year. Net income for the three months ended March 31, 1999 equalled $55,930, an increase of $18,720 or 50.3% when compared to net income of $37,210 for the three months ended March 31, 1998. The increase in net income for the three months ended March 31, 1999 can primarily be attributed to the increase in sales and improvement in gross profit as a percentage of sales when compared to the same period last year.

  Gross profit for the six months ended March 31, 1999 equaled $1,313,412, a decrease of $42,370 or 3.1% when compared to gross profit of $1,355,782 for the six months ended March 31, 1998. As a percentage of sales, gross profit equalled 38.7% for the six months ended March 31, 1999 when compared to 37.9% for the six months ended March 31, 1998. Gross profit for the three months ended March 31, 1999 equaled $668,446, an increase of $26,622 when compared to gross profit of $641,824 for the three months ended March 31, 1998. As a percentage of sales, gross profit equalled 38.0% for the three months ended March 31, 1999 when compared to 37.0% for the three months ended March 31, 1998.

  Selling, general and administrative (SG&A) expenses for the six months ended March 31, 1999 equaled $1,233,445, a decrease of $23,773 or 1.9% when compared to SG&A expenses of $1,257,218 for the six months ended March 31, 1998. SG&A expenses for the three months ended March 31, 1999 equaled $592,867, a decrease of $5,148 or 0.9% when compared to SG&A expenses of $598,015 for the three months ended March 31, 1998.

  Cash and cash equivalents decreased $465,238 to $755,870 at March 31, 1999 when compared to $1,221,108 at September 30, 1998. The decrease was a result of $55,807 in net cash provided by operating activities, $62,862 in net cash used for capital expenditures and $458,183 in net cash used in financing activities.

  The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the six months ended March 31, 1999, 226,560 shares were repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the current market price of the stock, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At March 31, 1999, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the bank's base rate plus one half percent (1/2%). The working capital line of credit provides for interest at the bank's base rate plus one quarter percent (1/4%).

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

The Company has conducted a full inventory of its computer systems to identify the programs and systems that could be affected by the year 2000 problem. The Company has evaluated and tested all critical programs and systems. Although no assurance can be given, the Company believes all critical software utilized by the Company is presently year 2000 compliant. The total cost to the Company of its own Year 2000 assessment, compliance and verification activities has not been material to the Company's financial position or results of operations in any given year.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 15, 1999 at the Embassy Suites Hotel, 6646 Old Collamer Road, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders. The following matters were submitted to the vote of shareholders:

         Proposal 1. The election of three directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.

         Proposal 2. The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 1999.



     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Carl F. Fahrenkrug      2,688,572          45,672
      Daniel Galbally         2,688,327          45,917
      Frank S. Markovich      2,688,433          45,811

     c. The following proposition received the number of votes set opposite its respective number:

                            VOTES FOR      VOTES AGAINST      ABSTENTIONS

      Proposal 2            2,703,196          18,207            12,841



Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


May 14, 1999                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 14, 1999                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer