Form 10-Q/A
period 1999-06-30
MICROWAVE FILTER CO INC /NY/
filed 1999-08-11
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 1999

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


   Common Stock, $.10 Par Value -   3,267,723 shares as of June
30, 1999.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(Amounts in thousands)
                               JUNE 30, 1999         SEPTEMBER 30, 1998

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $ 1,104                $ 1,221
Accounts receivable-trade,net           526                    652
Federal and state income tax
 recoverable                              0                     56
Inventories                           1,310                  1,328
Deferred tax asset - current            116                    175
Prepaid expenses and other
 current assets                          49                     53
                                     --------              --------

Total current assets                  3,105                  3,485

Property,plant and equipment,net      1,456                  1,574
                                    --------               --------

Total assets                        $ 4,561                $ 5,059
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Current portion of long term
 debt                               $     0                $    45
Accounts payable                        209                    356
Customer deposits                        97                    111
Accrued federal and state
 income taxes                            23                      0
Accrued payroll and related
 expenses                               105                    101
Accrued compensated absences            253                    225
Other current liabilities                55                     81
                                    --------               --------

Total current liabilities               742                    919

Deferred tax liability -
 noncurrent                              51                     51
Deferred compensation and
 other liabilities                        8                     12
                                    --------               --------

Total liabilities                       801                    982
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             431                    429
Additional paid-in capital            3,234                  3,223
Retained earnings                     1,087                  1,147
                                    --------               --------
                                      4,752                  4,799
Common stock in treasury,
 at cost                               (992)                  (722)
                                    --------               --------

Total stockholders' equity            3,760                  4,077
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,561                $ 5,059
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND NINE MONTHS

                       ENDED JUNE 30, 1999 AND 1998
                               (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                1999          1998         1999         1998

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,645        $1,640       $5,037       $5,215

Cost of goods sold                982         1,025        3,061        3,244
                               -------       -------      -------      -------
Gross profit                      663           615        1,976        1,971

Selling, general and
 administrative expenses          618           708        1,852        1,966
                               -------       -------      -------      -------
Income (loss) from
 operations                        45           (93)         124            5

Other income (expense)              9            11           36           41
                               -------       -------      -------      -------
Income (loss) before
 income taxes                      54           (82)         160           46

Provision (benefit)
 for income taxes                  19           (28)          55           16
                               -------       -------      -------      -------

NET INCOME (LOSS)                $ 35          $(54)        $105          $30
                               =======       =======      =======      =======

Earnings (loss) per share       $0.01        $(0.01)       $0.03        $0.01
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                            JUNE 30, 1999 AND 1998
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Nine months ended
                                     June 30                   June 30
                                1999          1998        1999         1998

[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $   35         $  (54)     $  105        $   30

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    78             81         227           238
Stock Compensation                7              0          13             4

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable             279            169         125            (7)
Inventories                       0            (51)         19          (198)
Prepaid expenses & other
 assets                         144             34         119             9
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (126)            25        (132)           57
Deferred compensation &
 other liabilities               (2)            45          (5)           42
                             -------        -------    --------       -------

Net cash provided by
 operating activities           415            249         471           175
                             -------        -------    --------       -------

Cash flows from investing activities:

Capital expenditures            (45)           (24)       (108)         (184)

Cash flows from financing activities:

Principal payments on
 long-term debt                 (15)           (14)        (45)          (42)
Purchase of treasury stock       (7)             0        (270)            0
Cash dividend paid                0              0        (165)         (177)
                             -------        -------     -------       -------
Net cash used in
 financing activities           (22)           (14)       (480)         (219)

Increase (decrease) in cash
 and cash equivalents           348            211        (117)         (228)

Cash and cash equivalents
 at beginning of period         756            995       1,221         1,434
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $1,104         $1,206      $1,104        $1,206
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1999



Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                            JUNE 30, 1999

  Net sales for the nine months ended June 30, 1999 equaled $5,036,854, a decrease of $177,844 or 3.4% when compared to net sales of $5,214,698 for the nine months ended June 30, 1998. Net sales for the three months ended June 30, 1999 equaled $1,645,222, an increase of $5,823 or 0.4% when compared to net sales of $1,639,399 for the three months ended June 30, 1998.

  Microwave Filter Company, Inc. (MFC) sales for the nine months ended June 30, 1999 equaled $4,648,885, a decrease of $486,885 or 9.5% when compared to net sales of $5,135,770 for the nine months ended June 30, 1998. MFC sales for the three months ended June 30, 1999 equaled $1,567,493 for the three months ended June 30, 1999, a decrease of $55,317 or 3.4% when compared to net sales of $1,622,810 for the three months ended June 30, 1998.

  Niagara Scientific, Inc. (NSI) sales for the nine months ended June 30, 1999 equaled $387,969, an increase of $309,041 or 391% when compared to net sales of $78,928 for the nine months ended June 30, 1998. NSI sales for the three months ended June 30, 1999 equaled $77,729, an increase of $61,140 or 369% when compared to net sales of $16,589 for the three months ended June 30, 1998.

  The decrease in MFC sales can primarily be attributed to the decrease in the sales of the Company's RF/Microwave products to OEMs (Original Equipment Manufacturers), due to the completion of OEM contracts during fiscal 1998 and the decrease in the sales of MFC's BTV products, which include wireless cable products, primarily due to market conditions.

  Gross profit for the nine months ended June 30, 1999 equaled $1,976,071, an increase of $5,494 or 0.3% when compared to gross profit of $1,970,577 for the nine months ended June 30, 1998. Gross profit for the three months ended June 30, 1999 equaled $662,659, an increase of $47,864 or 7.8% when compared to gross profit of $614,795 for the three months ended June 30, 1998. The dollar increases in gross profit can primarily be attributed to the improvements in gross profit as a percentage of sales when compared to the same periods last year. As a percentage of sales, gross profit equaled 39.2% for the nine months ended June 30, 1999 compared to 37.8% for the nine months ended June 30, 1998. As a percentage of sales, gross profit equaled 40.3% for the three months ended June 30, 1999 compared to 37.5% for the three months ended June 30, 1998. The increases in gross profit as a percentage of sales can primarily be attributed to lower manufacturing (excess scrap and rework) costs associated with new product development during fiscal 1999 when compared to the same periods last year.

  Selling, general and administrative (SG&A) expenses for the nine months ended June 30, 1999 equaled $1,851,656, a decrease of $113,880 or 5.8%
when compared to SG&A expenses of $1,965,536 for the nine months ended
June 30, 1998. SG&A expenses for the three months ended June 30, 1999 equaled $618,211, a decrease of $90,107 or 12.7% when compared to SG&A expenses of $708,318 for the three months ended June 30, 1998. The decreases can primarily be attributed to decreases in advertising expense and sales commissions expense when compared to the same periods last year.

  Income from operations for the nine months ended June 30, 1999 equaled $124,415, an increase of $119,374 when compared to income from operations of $5,041 for the nine months ended June 30, 1998. The increase can primarily be attributed to the improvements in gross profit as a percentage of sales and the reduction in SG&A expenses when compared to the same periods last year. On an industry segment basis, MFC reported income from operations of $261,919 and NSI reported an operating loss of $137,504 for the nine months ended June 30, 1999. NSI's operating loss can primarily be attributed to low sales volume plus the absorption of fixed overhead expenses.

  Cash and cash equivalents decreased $117,463 to $1,103,645 at June 30, 1999 when compared to $1,221,108 at September 30, 1998. The decrease was a result of $470,893 in net cash provided by operating activities, $108,413 in net cash used for capital expenditures and $479,943 in net cash used in financing activities ($44,851 used for principal payments on long-term debt, $164,643 used for a cash dividend paid and $270,449 used to purchase treasury stock).

  The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of June 30, 1999, 312,380 shares were repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the current market price of the stock, reflects its belief in the fundamental strength of the business and also its commitment to enhancing shareholder value.

  At June 30, 1999, the Company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the bank's base rate plus one half percent (1/2%). The working capital line of credit provides for interest at the bank's base rate plus one quarter percent (1/4%).

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

  The Company is presently surveying all major vendors and large customers to assess their state of readiness in addressing the year 2000 problem. The Company depends on outside suppliers for raw materials, components and parts, and services. Although items are generally available from a number of suppliers, the Company purchases raw materials and components from a single supplier. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the raw materials and components. However, manufacturing delays and added costs could result and adversely affect the business of the Company. The Company has not experienced significant delays of this nature in the past, but there can be no assurances that delays due to supply shortages will not occur in the future.

  The Company has and will continue to devote the resources necessary to address any year 2000 issue. The Company's contingency plan is to replace or repair systems which fail unexpectedly after January 1, 2000. The Company estimates that the costs associated with its year 2000 contingency, if required, to be less than $75,000.



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


                               MICROWAVE FILTER COMPANY, INC.


August 10, 1999                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 10, 1999                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer