Form 10KSB
period 1999-09-30
MICROWAVE FILTER CO INC /NY/
filed 1999-12-22
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-KSB

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 1999_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on December 1, 1999 was $2,618,898.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 1999:   3,188,438

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

NARRATIVE DESCRIPTION OF BUSINESS
----------------------------------
Microwave Filter Company, Inc. (MFC)

  Established in 1967 in East Syracuse, New York, MFC occupies a modern 40,000 square foot facility with an impressive complement of analytical and design software, test instrumentation, prototype and manufacturing equipment to create passive filters, components and sub systems in the frequency range of 10 MHz to 50 GHz.

  MFC manufactures filters for eliminating interference and signal processing for such markets as Cable Television, Broadcast, Mobile Communications, Avionics, Radar, Navigation and Defense Electronics. The Company designs waveguide, stripline/ microstrip, transmission line, miniature/subminiature and lumped constant filters in such filter styles as: bandpass, highpass, lowpass, bandstop, multiplexers, tunable notch, tunable bandpass, high power filters, filter networks, amplitude equalized and delay equalized. The Company actively produces over 1,700 standard products and has designed more than 5,000 custom products for specialized applications.

  A quality plan is developed for each incoming order. Working as a team, engineers, designers, fabricators and technicians identify any potential design or manufacturing challenges before the project begins. With a quality plan, design to shipping time is reduced due to careful resource planning.

  The manufacturing facility includes a state-of-the-art CAD-CAM system, a test department with automated network analyzers to 50 GHz, a high capacity conveyor soldering oven, a fully compliant finishing operation and a TQM/ISO9000 based quality assurance program to insure the intrinsic quality of the products produced.

  Efficient simulation, design and analysis software enhanced by proprietary MFC developed software, allow rapid and accurate filter development at reasonable cost. Automated network analyzers provide rigorous product testing and performance data storage on a serial number basis.

  A network based CAD-CAM system allows the transfer of data and programs to the CNC turning and milling centers for fabrication of machined parts. Prototype PC boards are similarly produced by computer controlled PC board mills.

  A Grieve high capacity conveyor soldering oven is used for production of large quantity assemblies while smaller production quantities are assembled at hand soldering or brazing stations.

  ISO-9000 contract and design review procedures coupled with a QA department that is compliant with MIL-I-45208 inspection systems and MIL-STD-45622 calibration system standards assures process and product integrity. A certified staff instructor regularly trains associates to MIL-STD-2000A (now superceded by J-STD-001.)

  Other in-house testing facilities include three environmental chambers capable of testing products for temperatures of -0 to 200 degrees Celsius and humidity up to 100 percent. Several high power amplifiers are available for power tests up to 2500 watts at 220 MHz and 100 watts at 1,000 MHz. An automated in-house anechoic chamber provides antenna pattern measurement capability in the 2 to 8 GHz frequency range. Facilities are also available for salt spray, sand and dust, shock and vibration, RFI leakage and altitude testing.


Niagara Scientific, Inc. (NSI)
------------------------------

  NSI manufactures material handling equipment for suppliers of consumer goods. Such suppliers would include food processors or any other manufacturer of packaged consumer products that need to be moved into shipping cartons at a certain rate of speed.

  The Schroeder Machines Division (SMD), in existence for over 50 years, is a division of Niagara Scientific. SMD manufactures a number of case packing solutions but is most noted for its Quadnumatic. The Quadnumatic is an automatic case packing machine that performs all the functions of collating, case forming, loading and sealing products into their shipping cartons at packing speeds ranging from 12 to 30 cases per minute.

  Other products offered by Schroeder include a servo pick-and-place machine for top loading packaging applications and a case erector/bottom taping machine for customers who still hand pack or need to add a case former to an existing case packing machine.

  With robotics becoming more prevalent in the handling of food, pharmaceuticals and other large volume consumer products, SMD has become a systems integrator for Staibli of Switzerland and Adept Technology, Inc. of San Jose, CA. Both companies manufacture robot systems for high-speed assembly and packaging operations. This added capability has allowed Schroeder to serve its customer base with the most up-to-date technology.

MARKETS
-------
Microwave Filter Company, Inc. (MFC)
------------------------------------

  Cable Television (CATV) - MFC serves this market principally with three product groups. One popular area includes standard and custom filters used at the headend to process signals and remove interference. A very popular application involves removing or re-routing channels to organize programming line-ups.

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

  Cable television is establishing a place for itself in the afterglow of the Telecommunications Act of 1966. This important federal legislation removed restrictions from telephone companies offering video services and from cable companies offering telephone service. Its purpose was to increase competition among those service providers. A result of this legislation has been the convergence of several industries such as the acquisition of TCI, the largest US cable television company, by AT&T. Though it may appear as though this legislation has encouraged monopoly, instead it has offered companies the ability to combine resources and acquire capital for new projects. In recent years, the demand for fast and varied data services has greatly increased. The next few years will see these converged companies working towards delivering consumers the high-speed voice and data services they demand.

  Broadcast - Several areas of broadcast are served by Microwave Filter Company with the most active being Wireless Cable.

  Wireless Cable is a video delivery service that has attempted to compete with cable television throughout this decade with limited success. This service delivers programming over-the-air using microwave frequencies. Television programming is received via a small rooftop antenna. The signals are then down converted for reception by the television set. At the home, the equipment looks the same as that supplied by a cable television company with the exception of the rooftop antenna.

  Forces that worked against the success of this market were limited financial sources, access to programming, channel limitations and regulatory obstacles. While some of these obstacles were overturned, the industry struggled for financial backing. Unfortunately with modest finances, business plans could not be met. Nor was it possible to invest in new technology necessary to offer new services now being demanded by the public. Despite its problems, Wireless Cable is a viable technology for fast two-way data delivery and telephony. Interest in this technology is still keen. Over the last two years, several telephone companies have been acquiring Wireless Cable systems because of their potential in delivering high speed data. It is also a viable technology in international markets that lack the infrastructure for cable television delivery. The hope is that this market will rebound domestically with the help of the telephone companies.

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

   Another area which is predicted to revive Wireless Cable is LMDS, frequencies between 28 and 31 GHz which have been designated for fixed wireless broadband services. Canada has been leading the way in the development of this market by rolling out voice and high speed internet access. In the US, the FCC has also been auctioning off frequencies over the last two years. Several systems utilizing this technology have also been launched in numerous overseas markets. LMDS essentially uses the same operating equipment as Wireless Cable providers. Microwave Filter Company sells a notch and bandpass filter series to remove interference at the transmitter to this market.

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

WORLD TRADE
-----------

  Management believes that world marketing is a route to substantial expansion of sales for MFC/NSI. Export opportunities for MFC's communication related products are many - especially in areas of the world such as China, the Pacific Rim and South America. Marketing research reveals that the Company's products are in high demand in these areas of the world. Significant efforts have been made over the last year to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our interests in those regions.

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

BACKLOG
-------

  At September 30, 1999, the Company's total backlog of orders was $1,117,856 compared to $746,795 at September 30, 1998. At September 30, 1999, MFC's backlog of orders was $520,576 compared to $647,270 at September 30, 1998.
At September 30, 1999, NSI's backlog of orders was $597,280 compared to $99,525 at September 30, 1998. The total Company backlog at September 30, 1999 is scheduled to ship during fiscal 2000.

EMPLOYEES
---------

  At September 30, 1999, the Company employed 73 full-time permanent employees, 4 part-time permanent employees, and 7 full-time temporary employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $355,366, $490,153 and $337,250 for the fiscal years 1999, 1998 and 1997, respectively. Research and development costs are charged to operations as incurred.

COMPETITION
-----------

  The principal competitive factors facing both MFC and NSI are price, technical performance, service and the ability to produce in quantity to specific delivery schedules. Based on these factors, the Company believes it competes favorably in its markets.


ITEM 2. PROPERTIES.

  MFC's office and manufacturing facility is located at 6743 Kinne Street, East Syracuse, New York. This facility, which is owned by MFC, consists of 40,000 square feet of office and manufacturing space located on 3.7 acres. MFC presently occupies approximately 35,000 square feet with the balance (approximately 5,000 square feet) occupied by NSI.


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



Fiscal 1999                        High      Low

Oct. 1, 1998 to Dec. 31, 1998   $  1.31  $   .81
Jan. 1, 1999 to Mar. 31, 1999      3.25      .88
Apr. 1, 1999 to June 30, 1999      1.25      .81
July 1, 1999 to Sept. 30, 1999     1.19      .81


Fiscal 1998                        High      Low

Oct. 1, 1997 to Dec. 31, 1997   $  1.38   $  .88
Jan. 1, 1998 to Mar. 31, 1998      1.38      .94
Apr. 1, 1998 to June 30, 1998      1.31     1.00
July 1, 1998 to Sept. 30, 1998     1.19      .75

Adjusted for all stock dividends.

  The approximate number of stockholders on September 30, 1999 was 1,800.

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


Five Year Summary Of Financial Data


                                                           September 30
                                     1999         1998         1997          1996         1995
Net Sales                        $ 6,572,949  $ 6,989,106  $ 6,175,425   $ 7,532,710   $ 7,655,198
Net Income (1)                   $   160,471  $    69,424  $   434,772   $   504,295   $    19,164
Total Assets                     $ 4,704,630  $ 5,051,078  $ 5,173,481   $ 5,410,266   $ 5,273,931
Long Term Debt                   $         0  $         0  $    46,065   $   102,774   $   439,545
Earnings Per Share               $       .05  $       .02  $       .12   $       .14   $       .01
Weighted Average Number of
Common Shares Outstanding*         3,283,098    3,535,522    3,548,240     3,525,362     3,478,451
Stock (%) Dividends                                                               5%            5%
Cash ($) Dividends Paid Per
   Share                         $       .05  $       .05          .05           .05
*Adjusted for all stock dividends.


Net income as a percentage of:          1999         1998         1997          1996           1995
Sales.............................       2.4          1.0          7.0           6.7            0.3
Assets............................       3.4          1.4          8.4           9.3            0.4
Equity............................       4.3          1.7         10.2          12.7            0.5


(1) In the fourth quarter of 1997, the Company received life insurance death benefits of $350,000 as a result of the death of a former officer.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 1999.

Product group  (in thousands)  Fiscal 1999    Fiscal 1998   Fiscal 1997

Niagara Scientific                $  406         $  211        $  587
Microwave Filter:
  Cable TV                         4,258          3,588         3,592
  RF/Microwave                     1,244          2,119           740
  Broadcast TV                       522            940         1,096
  Satellite Communications           143            131           160
  Total                           $6,573         $6,989        $6,175

Sales backlog at 9/30             $1,118         $  747        $1,190

Fiscal 1999 compared to fiscal 1998

  Consolidated net sales for the fiscal year ended September 30, 1999 equalled $6,572,949, a decrease of $416,157 or 6% when compared to consolidated net sales of $6,989,106 during the fiscal year ended September 30, 1998.

  Microwave Filter Company, Inc. (MFC) sales decreased $611,040 or 9% to $6,166,754 during the fiscal year ended September 30, 1999 when compared to sales of $6,777,794 during the fiscal year ended September 30, 1998.

  The decrease in MFC sales can primarily be attributed to a decrease in the sales of the Company's RF/Microwave products to OEMs (Original Equipment Manufacturers). MFC's RF/Microwave product sales decreased $875,402 or 41.3% to $1,243,649 during the fiscal year ended September 30, 1999 when compared to sales of $2,119,051 during the the fiscal year ended September 30, 1998. The decrease in MFC's RF/Microwave product sales was primarily due to the completion of OEM contracts during fiscal 1998. The Company believes there will continue to be an increased demand for filters in the OEM market. Part of the Company's long term strategy has been to invest in product and infrastructure development to exploit new markets such as LMDS (Cellular TV), PCS and PCN; and, continue to develop OEM relationships.

  MFC's Cable TV product sales increased $669,743 or 18.7% to $4,257,651 during the fiscal year ended September 30, 1999 when compared to net sales of $3,587,908 during the fiscal year ended September 30, 1998. The increase in sales can primarily be attributed to an increase in demand from overseas customers.

  MFC's Broadcast TV product sales, which includes wireless cable products, decreased $417,995 or 44.5% to $522,167 during the fiscal year ended September 30, 1999 when compared to sales of $940,162 during the fiscal year ended September 30, 1998. The decrease in sales can primarily be attributed to market conditions.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, sales increased $194,883 or 92% to $406,195 for the fiscal year ended September 30, 1999 when compared to sales of $211,312 for the twelve months ended September 30, 1998. The increase in sales can be attributed to NSI's efforts to develop new products by introducing several standard low price products and a new capability to integrate "Robotics" into case packing and other material handling machines. NSI's backlog of orders at September 30, 1999 increased $497,755 to $597,280 when compared to $99,525 at September 30, 1998.

  Gross profit decreased $210,992 or 7.7% to $2,534,166 during the fiscal year ended September 30, 1999 when compared to gross profit of $2,745,158 during the fiscal year ended September 30, 1998. The dollar decrease in gross profit during fiscal 1999 when compared to fiscal 1998 can primarily be attributed to the decrease in sales. As a percentage of sales, gross profit equalled 38.6% during the fiscal year ended September 30, 1999 when compared to 39.3% during the fiscal year ended September 30, 1998.

  Selling, general and administrative (SG&A) expenses decreased $358,244 or 13% to $2,403,178 during the fiscal year ended September 30, 1999 when compared to SG&A expenses of $2,761,422 during the fiscal year ended September 30, 1998. Planned decreases were realized during fiscal 1999 in research and development expenses and advertising and promotional expenses. Sales commissions expense was also down during fiscal 1999 when compared to last year primarily due to the decrease in MFC's RF/Microwave product sales. As a percentage of sales, SG&A expenses equalled 36.6% during the fiscal year ended September 30, 1999 when compared to 39.5% during the fiscal year ended September 30, 1998.

  Income from operations increased $147,252 to $130,988 during the fiscal year ended September 30, 1999 when compared to a loss from operations of $16,264 during the fiscal year ended September 30, 1998. On an industry segment basis, MFC's income from operations decreased $68,407 to $411,644 for the fiscal year ended September 30, 1999 when compared to income from operations of $480,051 for the fiscal year ended September 30, 1998. The decrease can primarily be attributed to the decrease in MFC sales. NSI recorded a loss from operations of $209,043 for the fiscal year ended September 30, 1999 compared to a loss from operations of $419,778 for the fiscal year ended September 30, 1998. NSI's improvement can primarily be attributed to the increase in sales and planned decreases in research and development and advertising and promotional expenses during fiscal 1999 when compared to fiscal 1998. Corporate expenses decreased $4,924 to $71,613 for the fiscal year ended September 30, 1999 when compared to $76,537 for the fiscal year ended September 30, 1998. The decrease can be attributed to a decrease in legal expenses during fiscal 1999 when compared to fiscal 1998.

  The Company's effective income tax rate equalled 18.1% during fiscal 1999 compared to 4.0% during fiscal 1998 primarily due to the higher levels of pre-tax income.


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

                                            September 30
                                  1999          1998         1997
Cash & cash equivalents          $264,147    $1,236,513   $1,434,473
Investments                      $774,649       $     0      $     0
Working capital                $2,213,458    $2,558,181   $2,745,211
Current ratio                   3.35 to 1     3.78 to 1    4.20 to 1
Long-term debt                    $     0       $     0      $46,065

  Cash and cash equivalents decreased $972,366 to $264,147 at September 30, 1999 when compared to $1,236,513 at September 30, 1998. The decrease was a result of $634,094 in net cash provided by operating activities, $1,055,017 in net cash used in investing activities and $551,443 in net cash used in financing activities.

  Cash used in investing activities during fiscal 1999 consisted of funds used to purchase investments and funds used for capital expenditures.

  Cash used in financing activities consisted of funds used to repurchase common stock of the Company, funds used to pay a cash dividend and funds used for principal payments on long-term debt.

  The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During fiscal 1999, 293,380 shares were repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the current market price of the stock, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At September 30, 1999, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment. The equipment line of credit provides for interest at the bank's base rate plus one half percent (1/2%). The working capital line of credit provides for interest at the bank's base rate plus one quarter percent (1/4%).

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

The Company has conducted a full inventory of its computer systems to identify the programs and systems that could be affected by the year 2000 problem. The Company has evaluated and tested all critical programs and systems. Although no assurance can be given, the Company believes all critical software utilized by the Company is presently year 2000 compliant. The total cost to the Company of its own Year 2000 assessment, compliance and verification activities was not material to the Company's financial position or results of operations in any given year.

The company has been surveying all major vendors and large customers to assess their state of readiness in addressing the year 2000 problem. The company depends on outside suppliers for raw materials, components and parts, and services. Although items are generally available from a number of suppliers, the Company purchases certain raw materials and components from a single supplier. If such a supplier should cease to supply an item, the Company believes that new sources could be found to provide the raw materials and components. However, manufacturing delays and added costs could result and adversely affect the business of the Company. The company has not experienced significant delays of this nature in the past, but there can be no assurance that delays in delivery due to supply shortages will not occur in the future.

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

  None.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 12/1/99    Class


TRUDI B. ARTINI       Mrs. Artini is an independent         108,815       3.4%
(a)(b)(d)             investor in MFC and various other
Age 77                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor    116,332       3.6%
(a)(b)(d)             of Psychiatry at the Health Science
Age 75                Center, State University of New York
Director since 1977   at Syracuse. He was a faculty member
                      from 1958 until his retirement in
                      1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. Since 1989, he has
                      served as a Skaneateles Town
                      Councilman and in 1980 was a
                      founding Board Member of the
                      Skaneateles Festival of Chamber
                      Music.

LOUIS MISENTI         President and Principal               407,614      12.8%
Age 72                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

                                                        Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 12/1/99    Class

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed          384,566      12.1%
(a)(d)                President and Chief Executive
Age 57                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

MILO PETERSON         Mr. Peterson has served as            168,570       5.3%
(a)(d)                Executive Vice President and
Age 59                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,508        *
(c)(d)                the manufacturing operations
Age 54                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 12/1/99    Class

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 58                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is Manager of Corporate      13,335        *
(a)(b)(c)             Accounting for Carrols Corp. in
Age 58                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

Daniel Galbally       Mr. Galbally is an accountant           1,489        *
(b)(c)                for Auburn Steel Company, Inc.
Age 52                in Auburn, New York. Prior to
Director since 1995   joining Auburn Steel, he was
                      the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 1,239,853 shares or approximately 39% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      57      President and Chief Executive Officer

        Richard L. Jones        51      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        59      Vice President and Corporate Secretary

        Paul W. Mears           40      Vice President of Engineering

        Terry C. Owens          45      Vice President of Sales

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

Milo J. Peterson was elected Vice President and Corporate Secretary of MFC on March 27, 1993. Mr. Peterson has served as Executive Vice President and Corporate Secretary of NSI. He served as Vice President of Manufacturing of Microwave Systems, Inc., Syracuse, NY, from 1970 - 1976.

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 1999, 1998 and 1997, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              1999    110,966       -
   President and CEO               1998    110,966       -
                                   1997    117,882       -


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

  MFC's contributions to the plans for the years ended September 30, 1999, 1998 and 1997 amounted to $82,720, $78,211 and $68,139, respectively.

STOCK OPTIONS
-------------

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 1999 or 1998.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors received fees of $400.00 per board meeting and $300.00 per committee meeting, with the exception of the executive committee which received $400.00 per committee meeting, during fiscal 1999. MFC also reimburses directors for reasonable expenses incurred in attending meetings. The Chairman of the Board and Officer members receive no compensation for their attendance at meetings. During fiscal 1999, the Company paid Louis S. Misenti $23,000 in compensation (part of which was taken in stock) for his services as Chairman of the Board of Directors of Microwave Filter Company, Inc. In addition, the Company paid Louis S. Misenti $22,950 during fiscal
1999 for consulting services. Outside directors have the option of receiving their compensation for meetings in the form of restricted shares of the Company's common stock. For this purpose, shares are valued at 85% of the mean between the bid and ask price of the stock at the beginning of each quarter.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 1, 1999.

                                                                       % of
                                                                  Outstanding
                                                                Number of Shares
                                                                     Common
Name of Beneficial Owner   Address           Beneficially Owned  _____Stock_____

Frederick A. Dix &         209 Watson Rd.          244,007             7.7%
Marjorie Dix               N. Syracuse, NY 13212

Carl F. Fahrenkrug &       Indian Hill Rd.         384,566            12.1%
Rita Fahrenkrug            Manlius, NY 13104

Louis S. Misenti           140 Clearview Rd.       407,614            12.8%
                           Dewitt, NY 13214

Milo J. Peterson           218 Gulf Road           168,570             5.3%
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

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 1999.

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

Dated:  December 22, 1999

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

Dated:  December 22, 1999

                 ANNUAL REPORT ON FORM 10-KSB

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................26
Consolidated Balance Sheets as of September 30, 1999 and 1998....27
Consolidated Statements of Operations for the Years
  Ended September 30, 1999, 1998 and 1997 .......................28
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 1999, 1998 and 1997 .......................29
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 1999, 1998 and 1997 .......................30
Notes to Consolidated Financial Statements.......................31-37



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997:

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

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Microwave Filter Company, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


November 19, 1999

          Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       1999       1998
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $  264,147  $1,236,513
  Investments                                               774,649           0
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $46,000 and $53,000                696,677     651,751
  Federal and state income tax recoverable                        0      55,813
  Inventories                                             1,192,259   1,328,386
  Deferred tax asset - current                              163,060     166,778
  Prepaid expenses and other current assets                  66,114      37,881
                                                          ---------   ---------
    Total current assets                                  3,156,906   3,477,122

Property, plant and equipment, net                        1,547,724   1,573,956
                                                          ---------   ---------

      Total Assets                                       $4,704,630  $5,051,078
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Current portion of long term debt                         $     0     $44,851
  Accounts payable                                          215,099     355,435
  Customer deposits                                         271,025     111,306
  Accrued federal and state income taxes                     75,528           0
  Accrued payroll and related expenses                       70,258     101,332
  Accrued compensated absences                              240,343     224,775
  Other current liabilities                                  71,195      81,242
                                                          ---------   ---------
    Total current liabilities                               943,448     918,941

Deferred tax liability - noncurrent                           5,545      43,331
Deferred compensation and other liabilities                   5,396      11,994
                                                          ---------   ---------

    Total liabilities                                       954,389     974,266
                                                          ---------   ---------
Commitments

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,317,688 in 1999 and 4,294,733 in 1998          431,769     429,473
  Additional paid-in capital                              3,239,867   3,222,613
  Retained earnings                                       1,142,344   1,146,516

  Common stock in treasury, at cost,
  1,103,636 shares in 1999 and 810,203 shares in 1998    (1,063,739)   (721,790)
                                                          ---------   ---------

    Total stockholders' equity                            3,750,241   4,076,812
                                                          ---------   ---------

      Total Liabilities and Stockholders' Equity         $4,704,630  $5,051,078
                                                         ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       1999             1998            1997
                                       ----             ----            ----

Net sales                           $6,572,949       $6,989,106      $6,175,425

Cost of goods sold                   4,038,783        4,243,948       3,692,478
                                     ---------        ---------       ---------

    Gross profit                     2,534,166        2,745,158       2,482,947

Selling, general
  and administrative expenses        2,403,178        2,761,422       2,472,765
                                     ---------        ---------       ---------

    Income (loss) from operations      130,988          (16,264)         10,182


Non-operating Income (Expense)
    Interest income                     43,514           56,869          49,954
    Interest expense                    (2,174)          (5,838)         (9,529)
    Miscellaneous                       23,513           37,567          52,924
    Life insurance death
      benefits                               0                0         350,000
                                     ---------        ---------       ---------

    Income before income taxes         195,841           72,334         453,531


Provision for income taxes              35,370            2,910          18,759
                                     ---------        ---------       ---------

NET INCOME                            $160,471          $69,424        $434,772
                                     =========        =========       =========

Earnings Per Share                        $.05            $0.02           $0.12
                                     =========        =========       =========

Weighted average number of common
shares outstanding                   3,283,098        3,535,522       3,548,240
                                     =========        =========       =========



The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 1999, 1998 and 1997
            -----------------------------------------------------



                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1996          4,259,446   $425,945   $3,192,641     $997,439   714,768   ($637,727)   $3,978,298

Net income                                                         434,772                             434,772
Stock issued to directors      15,813      1,581       13,719                                           15,300
Donated capital                                                               15,434
Cash dividend paid
     ($.05 per share)                                             (177,641)                           (177,641)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 1997          4,275,259    427,526    3,206,360    1,254,570   730,202    (637,727)    4,250,729

Net income                                                          69,424                              69,424
Stock issued to directors      19,474      1,947       16,253                                           18,200
Purchase of treasury stock                                                    80,000     (84,063)      (84,063)
Donated capital                                                                    1
Cash dividend paid
        ($.05 per share)                                          (177,478)                           (177,478)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 1998          4,294,733    429,473    3,222,613    1,146,516   810,203    (721,790)    4,076,812

Net income                                                         160,471                             160,471
Stock issued to directors      22,955      2,296       17,254                                           19,550
Purchase of treasury stock                                                   293,380    (341,949)     (341,949)
Donated capital                                                                   53
Cash dividend paid
     ($.05 per share)                                             (164,643)                           (164,643)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 1999          4,317,688   $431,769   $3,239,867   $1,142,344 1,103,636 ($1,063,739)   $3,750,241
                           ==========   ========   ==========   ========== =========  ===========   ==========




The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                   1999      1998       1997
                                                   ----      ----       ----

Cash flows from operating activities:
       Net income                                $160,471    $69,424   $434,772

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                  306,600    333,285    302,087
    Inventory obsolescence provision                  528          0     19,763
    Bad debt provision                                  0          0      2,775
    Stock compensation                             19,550     18,200     15,300
    Deferred income taxes                         (34,068)   142,829    (67,841)
  Changes in assets and liabilities:
    Accounts receivable-trade, net                (44,926)  (107,161)   176,490
    Federal and state income taxes                131,341    (85,921)  (259,508)
    Inventories                                   135,599    (66,444)   217,273
    Other assets                                  (28,233)    66,399    (38,327)
    Accounts payable and customer deposits         19,383     96,539   (103,815)
    Accrued payroll, compensated absences and
      related expenses                            (15,506)     1,024       (444)
    Other current liabilities                     (10,047)     3,534    (27,528)
    Deferred compensation                          (6,598)    (5,972)    (5,406)
                                                ---------   --------   --------
    Net cash provided by operating activities     634,094    465,736    665,591
                                                ---------  ---------   --------
Cash flows from investing activities:
  Investments                                    (774,649)         0          0
  Capital expenditures                           (280,368)  (345,321)  (280,717)
                                                 --------   --------    -------
    Net cash used in investing activities      (1,055,017)  (345,321)  (280,717)
                                                ---------   --------   --------
Cash flows from financing activities:
  Principal payments on long-term debt            (44,851)   (56,834)   (53,759)
  Purchase of treasury stock                     (341,949)   (84,063)         0
  Cash dividend paid                             (164,643)  (177,478)  (177,641)
                                                 --------   --------   --------
    Net cash used in financing activities        (551,443)  (318,375)  (231,400)
                                                ---------   --------   --------
    Net increase (decrease)
         in cash and cash equivalents            (972,366)  (197,960)   153,474

Cash and cash equivalents at beginning of year  1,236,513  1,434,473  1,280,999
                                                ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $264,147 $1,236,513 $1,434,473
                                               ==========  =========  =========



Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                       $2,800     $7,000    $10,000
    Income taxes                                  $25,000    $27,000   $346,000

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

c. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 1999 and September 30, 1998 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 1999 and 1998.

d. Investments

 Investments consist of commercial paper and government backed obligations that have an original maturity of more than three months and a remaining maturity of less than one year. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

e. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

f.  Research and Development

 Costs in connection with research and development, which amount to $355,366, $490,153 and $337,250 for the fiscal years 1999, 1998 and 1997, respectively, are charged to operations as incurred.

g. Property, Plant and Equipment

 Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. At the time of sale or retirement, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized in income.

h. Income Taxes

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

i. Earnings Per Share

 In the first quarter of fiscal 1998, the Company adopted Statement of Accounting Standards ("SFAS") No. 128, Earnings per Share. This standard requires presentation of basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. The Company had no dilutive potential common shares outstanding for the years ended September 30, 1999, 1998 or 1997. Income used in the EPS calculation is net income for each year.

j. Reclassifications

 Certain reclassifications have been made to prior year balances to conform to current year groupings.

k. Segment Information

 Effective October 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments.

l. Use of Estimates

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


2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          1999                 1998
                                          ----                 ----
  Raw materials and stock parts         $755,086             $950,170
  Work-in-process                        317,434              233,000
  Finished goods                         119,739              145,216
                                        --------            ---------
                                      $1,192,259           $1,328,386
                                      ==========           ==========


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          1999                 1998
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,803,653            1,786,951
  Machinery and equipment              2,684,498            2,466,457
  Office equipment and fixtures        1,347,645            1,302,020
  Other                                   46,753               46,753
                                       ---------            ---------
                                       6,025,549            5,745,181
  Less: Accumulated depreciation       4,477,825            4,171,225
                                       ---------            ---------
                                      $1,547,724           $1,573,956
                                      ==========           ==========


4. LONG-TERM DEBT

Long-term debt consisted of the following:                 September 30
                                                      1999             1998


 Capitalized lease obligation                         $     0         $44,851


  Less: current portion                                     0          44,851
                                                      -------         -------
                                                      $     0         $     0
                                                      =======         =======

     The capitalized lease obligation represented the Company's obligation to the Onondaga County Industrial Agency (OCIDA) which financed the purchase of the Company's primary manufacturing facility. The facility serves as collateral for the debt. The Company financed its purchase of the facility through an Industrial Development Revenue Bond issued by OCIDA and purchased by a bank. The Company guaranteed the payment on the bonds to the bank on behalf of OCIDA. Payments were due quarterly, through April 1999, in an amount which fully amortized the unpaid principal of the bonds. The interest rate was adjusted quarterly and was equal to 2.5% plus 65% of the thirteen week average rate of interest for Treasury Bills (5.60% at September 30, 1998).

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

 The Company's matching contributions to the 401-K plan for the years ended September 30, 1999, 1998 and 1997 were $62,720, $58,211 and $48,139 , respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $20,000, $20,000 and $20,000 in 1999, 1998 and 1997, respectively.

7. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2003. Rental expense under these leases for the years ended September 30, 1999, 1998 and 1997 amounted to $61,420, $97,256 and $97,948, respectively.

 Minimum rental commitments at September 30, 1999 for these leases are:

        Year Ended     Principal
       September 30    Payments
       ------------    --------

           2000         12,866
           2001          9,923
           2002          9,923
           2003          6,615
                      --------
                      $ 39,327
                      ========

8. INCOME TAXES

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                          1999         1998         1997
Currently payable (recoverable):
  Federal               $ 68,438    ($142,019)     $78,600
  State                    1,000        2,100        8,000
Deferred (credit)        (34,068)     142,829      (67,841)
                         -------      -------      -------
                         $35,370       $2,910      $18,759
                         =======      =======     ========

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______1999______   ______1998______  ______1997______
                           Amount     %       Amount     %      Amount     %
Statutory tax rate        $66,586    34.0%   $24,593    34.0%  $154,201   34.0%
Surtax exemption           (6,958)   (3.5%)  (11,510)  (15.9%)        0      0
State income tax net of:
 Federal benefit              820     0.4%     1,722     2.4%     5,280    1.2%
Foreign sales corp.
 benefit                   (5,558)   (2.8%)   (2,792)   (3.9%)   (6,841)  (1.5%)
Research and experimentation
 tax credits              (27,903)  (14.3%)   (8,057)  (11.1%)  (14,014)  (3.1%)
Life insurance death
 benefits                       0       0          0       0   (119,000) (26.2%)
Other                       8,383     4.3%    (1,046)   (1.5%)     (867)  (0.3%)
                         --------   ------   -------    ------  -------- ------
                          $35,370    18.1%    $2,910     4.0%   $18,759    4.1%
                         ========   ======  ========    ====== ========= ======

 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            1999          1998
                                            ----          ----
  Inventory                              $115,015       $116,079
  Accrued vacation                         66,077         62,912
  Other                                   (18,032)       (12,213)
                                          -------        -------
  Net deferred tax assets - current      $163,060       $166,778
                                         ========       ========

  Accelerated depreciation              ($100,576)     ($101,232)
  Research and experimentation
   tax credit carry forward                61,934         34,031
  AMT credit carry forward                 42,181         39,341
  Other                                    (9,084)       (15,471)
                                           ------       --------
  Net deferred tax liabilities
   - noncurrent                           ($5,545)      ($43,331)
                                           ======       ========

 Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At September 30, 1999, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     1999        1998       1997
Net Sales (Unaffiliated):
  MFC                               $6,167      $6,778     $5,588
  NSI                                  406         211        587
  Total                             $6,573      $6,989     $6,175

Operating Profit (Loss): (a)
  MFC                                 $412        $480       $300
  NSI                                 (209)       (420)      (184)
  Corporate                            (72)        (76)      (106)
  Total                               $131        ($16)       $10

Identifiable Assets: (b)
  MFC                               $4,014      $3,535     $3,618
  NSI                                  427         279        121
  Subtotal                           4,441       3,814      3,739
  Corporate Assets-Cash and
  Cash Equivalents                     264       1,237      1,434
  Total                             $4,705      $5,051     $5,173

Depreciation & Amortization Expense:
  MFC                                 $280        $304       $281
  NSI                                   27          29         21
  Total                               $307        $333       $302

Capital Expenditures:
  MFC                                 $280        $284       $280
  NSI                                    0          61          1
                                      $280        $345       $281

Significant Export Sales:
  MFC                                 $845        $546       $602

Sales to Significant Customers:
  MFC:
  Motorola Government Systems            -        $707          -


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

10. STOCK OPTIONS

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 1999.

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

10.6     Stock Purchase Agreement dated February 8, 1993 between Glyn and      *
         Emily Bostick and MFC.

 * Previously filed

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders of Microwave Filter Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 12, 1999 included in this 1999 Annual Report on Form 10-K of Microwave Filter Company, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


November 19, 1999

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 1999, 1998 and 1997







Col. A                                         Col. B               Col. C                    Col. D        Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to
                                               Beginning            Costs and     Other                     Balance at
Description                                    of Period            Expenses      Accounts    Deductions    End of Period
-----------                                    ---------            -----------------------   ----------    ------------

Year ended September 30, 1999
Allowance for doubtful accounts                 $52,622                   $0                     $6,652        $45,970
Inventory valuation reserves                    372,634                  528                          0        373,162
                                               --------             --------      -------       -------       --------
                                               $425,256                 $528           $0        $6,652       $419,132
                                               ========             ========      =======      ========       ========


Year ended September 30, 1998

Allowance for doubtful accounts                 $57,905                                          $5,283        $52,622
Inventory valuation reserves                    613,813                                         241,179        372,634
                                               --------             --------      -------       -------       --------
                                               $671,718                   $0           $0       $19,870       $425,256
                                               ========             ========      =======       =======       ========


Year ended September 30, 1997

Allowance for doubtful accounts                 $75,000               $2,775                    $19,870        $57,905
Inventory valuation reserves                    594,050               19,763                          0        613,813
                                               --------             --------      -------       -------       --------
                                               $669,050              $22,538           $0       $19,870       $671,718
                                               ========             ========      =======       =======       ========


