Form 10-Q
period 1999-12-31
MICROWAVE FILTER CO INC /NY/
filed 2000-02-14
CIK 716688

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 1999

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

   Common Stock, $.10 Par Value -   3,164,186 shares as of December
31, 1999.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(Amounts in thousands)

                               DECEMBER 31, 1999       SEPTEMBER 30, 1999

[S]                                 [C]                    [C]
Assets
Current Assets:
Cash and cash equivalents           $   365                $   264
Investments                             775                    775
Accounts receivable-trade,net           753                    696
Inventories                           1,336                  1,192
Deferred tax asset - current            163                    163
Prepaid expenses and other
 current assets                         125                     66
                                    --------               --------
Total current assets                  3,517                  3,156

Property,plant and equipment,net      1,490                  1,547
                                    --------               --------
Total assets                        $ 5,007                $ 4,703
                                    ========               ========

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable                    $   269                $   215
Customer deposits                       465                    271
Accrued federal and state
 income taxes                           110                     76
Accrued payroll and related
 expenses                                99                     70
Accrued compensated absences            247                    240
Other current liabilities                54                     71
                                    --------               --------
Total current liabilities             1,244                    943

Deferred tax liability -
 noncurrent                               6                      6
Deferred compensation and
 other liabilities                        3                      5
                                    --------               --------
Total liabilities                     1,253                    954
                                    --------               --------
Stockholders' Equity:
Common stock,$.10 par value             431                    431
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,207                  1,142
                                    --------               --------
                                      4,878                  4,813
Common stock in treasury,
 at cost                             (1,124)                (1,064)
                                    --------               --------
Total stockholders' equity            3,754                  3,749
                                    --------               --------
Total liabilities and
 stockholders' equity               $ 5,007                $ 4,703
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 1999 AND 1998
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended
                                     Dec. 31
                                1999          1998
[S]                            [C]           [C]
Net sales                      $1,570        $1,633

Cost of goods sold                934           988
                               -------       -------
Gross profit                      636           645

Selling, general and
 administrative expenses          552           641
                               -------       -------
Income from operations             84             4

Other income (expense)             15            17
                               -------       -------
Income before income
 taxes                             99            21

Provision for income
 taxes                             34             7
                               -------       -------
NET INCOME                        $65           $14
                               =======       =======

Earnings per share              $0.02         $0.00
                               =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED

                           DECEMBER 31, 1999 AND 1998
                                 (Unaudited)

(Amounts in thousands)

                               Three months ended
                                   December 31
                                1999          1998
[S]                          [C]            [C]
Cash flows from operating
 activities:

Net income                   $    65       $    14
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization     76            73

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable              (57)          117
Inventories                     (144)           (8)
Prepaid expenses & other
 assets                          (59)          (53)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        301          (204)
Deferred compensation &
 other liabilities                (2)           (1)
                              -------       -------
Net cash provided by (used in)
 operating activities            180           (62)

Cash flows from investing activities:
Capital expenditures             (19)          (42)
                              -------       -------
Net cash used in
 investing activities            (19)          (42)

Cash flows from financing activities:
Principal payments on
 long-term debt                    0           (15)
Purchase of treasury stock       (60)         (234)
                              -------       -------
Net cash used in
 investing activities            (60)         (249)

Increase (decrease) in cash
 and cash equivalents            101          (353)
Cash and cash equivalents
 at beginning of period          264         1,221
                              -------       -------
Cash and cash equivalents
 at end of period             $  365        $  868
                              =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1999


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

Note 2. Industry Segment Data

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which manufactures electronic filters used for preventing interference or signal processing in cable television, satellite, broadcast, aerospace and government markets; and (2) operations of Niagara Scientific, Inc. (NSI) which manufactures industrial automation equipment.

  Information by segment is as follows:  (thousands of dollars)

                                     2000           1999

Net Sales (Unaffiliated):
   MFC                              $1,504         $1,525
   NSI                                  66            108
                                   -------        -------
                                    $1,570         $1,633
                                   =======        =======
Operating profit (loss): (a)
   MFC                                 $95           $111
   NSI                                 (11)          (107)
                                   -------        -------
                                        84              4
                                   =======        =======
Identifiable assets: (b)
   MFC                               4,004          3,445
   NSI                                 638            305
                                   -------        -------
   Subtotal                          4,642          3,750
   Corporate Assets - Cash and
   Cash Equivalents                    365            868
                                   -------        -------
   Total                            $5,007         $4,618
                                   =======        =======

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

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                          DECEMBER 31, 1999


  Net sales for the three months ended December 31, 1999 equalled $1,569,449, a decrease of $63,607 or 3.9% when compared to net sales of $1,633,056 for the three months ended December 31, 1998.

  Microwave Filter Company, Inc. (MFC) net sales for the three months ended December 31, 1999 equalled $1,503,078, a decrease of $22,157 or 1.5% when compared to net sales of $1,525,235 for the three months ended December 31, 1998.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, net sales for the three months ended December 31, 1999 equalled $66,371, a decrease of $41,450 or 38.4% when compared to net sales of $107,821 for the three months ended December 31, 1998.

  Net income for the three months ended December 31, 1999 equalled $64,509, an increase of $50,784 or 370% when compared to net income of $13,725 for the three months ended December 31, 1998. The increase in net income can primarily be attributed to planned reductions in advertising and promotional expenses.

  Gross profit decreased $9,624 or 1.5% to $635,342 during the three months ended December 31, 1999 when compared to gross profit of $644,966 during the three months ended December 31, 1998. The decrease in gross profit during the three months ended December 31, 1999 can primarily be attributed to the decrease in sales. As a percentage of sales, gross profit equalled 40.5% for the three months ended December 31, 1999 compared to 39.5% for the three months ended December 31, 1998. The improvement in gross profit as a percentage of sales for the three months ended December 31, 1999 when compared to the same period last year can primarily be attributed to gains in productivity.

   Selling, general and administrative (SG&A) expenses decreased $88,543 to $552,035 during the three months ended December 31, 1999 when compared to SG&A expenses of $640,578 during the three months ended December 31, 1998. The decrease is primarily due to planned reductions in advertising and promotional expenses.

  The Company's total backlog of orders increased $453,063 to $1,570,919 at December 31, 1999 when compared to $1,117,856 at September 30, 1999. MFC's backlog of orders increased $3,961 to $524,537 at December 31, 1999 when compared to $520,576 at September 30, 1999. NSI's backlog of orders increased $449,102 to $1,046,382 at December 31, 1999 when compared to $597,280 at
September 30, 1999. The total Company backlog of orders at December 31, 1999 is scheduled to ship during fiscal 2000.

  Cash and cash equivalents increased $101,137 to $365,284 at December 31, 1999 when compared to cash and cash equivalents of $264,147 at September 30, 1999. The increase was a result of $180,177 in net cash provided by operating activities, $18,599 in net cash used for capital expenditures and $60,441 in net cash used in financing activities.

  Cash used in financing activities during the three months ended December 31, 1999 consisted of funds used to repurchase common stock of the Company.

  The Company's Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's outstanding stock. On January 26, 2000, the Company's Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Since July 1998, 423,246 shares of the Company's common stock have been repurchased. Management believes the common stock repurchase program, given the Company's present cash position, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At December 31, 1999, the Company had available aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

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

                               MICROWAVE FILTER COMPANY, INC.


February 14, 2000                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 14, 2000                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer