Form 10-Q
period 2000-03-31
MICROWAVE FILTER CO INC /NY/
filed 2000-05-15
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2000

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

    Common Stock, $.10 Par Value -    3,164,186 shares as of March
31, 2000.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(Amounts in thousands)
                              MARCH 31, 2000         SEPTEMBER 30, 1999

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $ 1,312                $   264
Investments                               0                    775
Accounts receivable-trade,net           705                    696
Inventories                           1,264                  1,192
Deferred tax asset - current            163                    163
Prepaid expenses and other
 current assets                         124                     66
                                     --------              --------

Total current assets                  3,568                  3,156

Property,plant and equipment,net      1,438                  1,547
                                    --------               --------

Total assets                        $ 5,006                $ 4,703
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Accounts payable                    $   301                $   215
Customer deposits                       463                    271
Accrued federal and state
 income taxes                           144                     76
Accrued payroll and related
 expenses                               105                     70
Accrued compensated absences            265                    240
Other current liabilities                60                     71
                                    --------               --------

Total current liabilities             1,338                    943

Deferred tax liability -
 noncurrent                               6                      6
Deferred compensation and
 other liabilities                        2                      5
                                    --------               --------



Total liabilities                     1,346                    954
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             431                    431
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,113                  1,142
                                    --------               --------
                                      4,784                  4,813
Common stock in treasury,
 at cost                             (1,124)                (1,064)
                                    --------               --------

Total stockholders' equity            3,660                  3,749
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 5,006                $ 4,703
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 2000 AND 1999
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2000          1999         2000         1999

[S]                            [C]           [C]          [C]          [C]
Net sales                      $1,899        $1,759       $3,468       $3,392

Cost of goods sold              1,274         1,090        2,208        2,078
                               -------       -------      -------      -------
Gross profit                      625           669        1,260        1,313

Selling, general and
 administrative expenses          553           593        1,105        1,233
                               -------       -------      -------      -------
Income (loss) from
 operations                        72            76          155           80

Other income (expense)             26            10           41           26
                               -------       -------      -------      -------
Income (loss) before
 income taxes                      98            86          196          106

Provision (benefit)
 for income taxes                  34            30           68           36
                               -------       -------      -------      -------

NET INCOME (LOSS)                 $64           $56         $128          $70
                               =======       =======      =======      =======

Basic earnings (loss)
 per share                      $0.02         $0.02        $0.04        $0.02
                               =======       =======      =======      =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 2000 AND 1999
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                2000          1999        2000         1999

[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $   64         $   56      $  128        $   70

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    77             76         153           149
Stock Compensation                0              7           0             7

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable              47           (271)         (8)         (154)
Inventories                      72             27         (72)           19
Prepaid expenses & other
 assets                           1             27         (58)          (25)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        95            198         395            (6)
Deferred compensation &
 other liabilities               (1)            (1)         (3)           (3)
                             -------        -------    --------       -------

Net cash provided by
 operating activities           355            119         535            57
                             -------        -------    --------       -------

Cash flows from investing activities:

Investments                     775              0         775             0
Capital expenditures            (24)           (21)        (43)          (63)
                             -------        -------    --------       -------

Net cash provided by (used in)
 investing activities           751            (21)        732           (63)



Cash flows from financing activities:

Principal payments on
 long-term debt                   0            (15)          0           (30)
Purchase of treasury stock        0            (30)        (61)         (264)
Cash dividend paid             (158)          (165)       (158)         (165)
                             -------        -------     -------       -------
Net cash used in
 financing activities          (158)          (210)       (219)         (459)

Increase (decrease) in cash
 and cash equivalents           947           (112)      1,048          (465)

Cash and cash equivalents
 at beginning of period         365            868         264         1,221
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $1,312         $  756      $1,312        $  756
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2000



Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended
September 30, 2000.








Note 2. Industry Segment Data

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which manufactures filters used for preventing interference or signal processing in cable television, satellite, broadcast, aerospace and government markets; and (2) operations of Niagara Scientific, Inc. (NSI) which manufactures industrial automation equipment.

 Information by segment is as follows:
                               Three months ended    Six months ended
 (thousands of dollars)             March 31             March 31,
                                 2000      1999       2000      1999

Net Sales (Unaffiliated):
   MFC                          $1,481    $1,557     $2,984    $3,082
   NSI                             418       202        484       310
                                ------    ------     ------    ------
   Total                        $1,899    $1,759     $3,468    $3,392
                                ======    ======     ======    ======

Operating profit (loss): (a)
   MFC                             $89       $87       $184      $198
   NSI                             (17)      (11)       (29)     (118)
                                ------    ------     ------    ------
   Total                           $72       $76       $155      $ 80
                                ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $2,990    $3,624     $2,990    $3,624
   NSI                             704       288        704       288
                                ------    ------     ------    ------
   Subtotal                      3,694     3,912      3,694     3,912
   Corporate Assets - Cash
   And Cash Equivalents          1,312       756      1,312       756
                                ------    ------     ------    ------
   Total                        $5,006    $4,668     $5,006    $4,668
                                ======    ======     ======    ======

(a) Operating profit (loss) is total revenue less operating expenses.
In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes and miscellaneous income. Expenses incurred on behalf of both Companies are allocated based upon estimates of their relationship to each entity.

(b) Identifiable assets by industry are those assets that are used in the Companies operations in each industry.

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           MARCH 31, 2000


  Net sales for the six months ended March 31, 2000 equaled $3,468,577, an increase of $76,945 or 2.3% when compared to net sales of $3,391,632 for the six months ended March 31, 1999. Net sales for the three months ended March 31, 2000 equaled $1,899,128, an increase of $140,552 or 8.0% when compared to net sales of $1,758,576 for the three months ended March 31, 1999. The sales increases can primarily be attributed to the increases in sales of Niagara Scientific, Inc., a wholly owned subsidiary.

  Niagara Scientific, Inc. (NSI) sales for the six months ended March 31, 2000 equaled $483,842, an increase of $173,602 or 56.0% when compared to sales of $310,240 for the six months ended March 31, 1999. NSI's sales for the three months ended March 31, 2000 equaled $417,471, an increase of $215,052 or 106% when compared to sales of $202,419 for the three months ended March 31, 1999.

  Microwave Filter Company, Inc. (MFC) sales for the six months ended March 31, 2000 equaled $2,984,735, a decrease of $96,657 or 3.1% when compared to sales of $3,081,392 for the six months ended March 31, 1999. MFC sales for the three months ended March 31, 2000 equaled $1,481,657, a decrease of $74,500 or 4.8% when compared to sales of $1,556,157 for the three months ended March 31, 1999. The decrease in sales can primarily be attributed to the decrease in the sales of MFC's RF/Microwave products to original equipment manufacturers.

  Net income for the six months ended March 31, 2000 equaled $128,531, an increase of $58,876 or 84.5% when compared to net income of $69,655 for the six months ended March 31, 1999. The increase in net income can primarily be attributed to planned reductions in selling, general and administrative (SG&A) expenses when compared to same period last year. Net income for the three months ended March 31, 2000 equaled $64,022, an increase of $8,092 or 14.5% when compared to net income of $55,930 for the three months ended March 31, 1999.

  Selling, general and administrative (SG&A) expenses for the six months ended March 31, 2000 equaled $1,105,218, a decrease of $128,227 or 10.4% when compared to SG&A expenses of $1,233,445 for the six months ended March 31, 1999. SG&A expenses for the three months ended March 31, 2000 equaled $553,183, a decrease of $39,684 or 6.7% when compared to SG&A expenses of $592,867 for the three months ended March 31, 1999. Advertising expenses, professional fees and payroll expenses were all down when compared to the same periods last year.

  Gross profit for the six months ended March 31, 2000 equaled $1,260,429, a decrease of $52,983 or 4.0% when compared to gross profit of $1,313,412 for the six months ended March 31, 1999. As a percentage of sales, gross profit equaled 36.3% for the six months ended March 31, 2000 when compared to 38.7% for the six months ended March 31, 1999. Gross profit for the three months ended March 31, 2000 equaled $625,087, a decrease of $43,359 or 6.5%, when compared to gross profit of $668,446 for the three months ended March 31, 1999. As a percentage of sales, gross profit equaled 32.9% for the three months ended March 31, 2000 when compared to 38.0% for the three months ended March 31, 1999. The higher cost of goods sold, when compared to the same periods last year, can primarily be attributed to product sales mix. NSI's sales, whose targeted gross profits are lower than MFC's, equaled 14% of total sales for the six months ended March 31, 2000 and 22% of total sales for the three months ended March 31, 2000 when compared to 9% of total sales for the six months ended March 31, 1999 and 11% of total sales for the three months ended March 31, 1999.

  On an industry segment basis, MFC's income from operations for the six months ended March 31, 2000 equaled $184,188, a decrease of $13,672 or 6.9% when compared to income from operations of $197,790 for the six months ended March 31, 1999. The decrease can primarily be attributed to the decrease in MFC sales. NSI recorded a loss form operations of $28,907 for the six months ended March 31, 2000 compared to a loss from operations of $117,823 for the six months ended March 31, 1999. NSI's improvement can primarily be attributed to the increase in sales, when compared to last year, and planned decreases in advertising expenses and payroll expenses for the six months ended March 31, 2000 when compared to the same period last year.

  Cash and cash equivalents increased $1,048,241 to $1,312,388 at March 31, 2000 when compared to $264,147 at September 30, 1999. The increase was a result of $534,922 in net cash provided by operating activities, $731,969 in net cash provided by investing activities and $218,650 in net cash used in financing activities.

  Cash provided by investing activities during the six months ended March 31, 2000 consisted of funds provided by the sale of investments and funds used for capital expenditures.

  Cash used in financing activities during the six months ended March 31, 2000 consisted of funds used to pay a cash dividend and funds used to repurchase common stock of the Company.

  The Company's Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. On January 26, 2000, the Company's Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Since July 1998, 423,246 shares of the Company's outstanding common stock have been repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At March 31, 2000, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.



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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 17, 2000 at the Holidy Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.
         The following matters were submitted to the vote of shareholders:




         Proposal 1. The election of three directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.


         Proposal 2. The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2000.


     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Trudi B. Artini         1,713,123          26,736
      Milo J. Peterson        1,714,287          25,572
      David B. Robinson       1,713,123          26,736

     c. The following proposition received the number of votes set opposite its respective number:

                            VOTES FOR      VOTES AGAINST      ABSTENTIONS

      Proposal 2            1,736,986          268               2,605



Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


May 15, 2000                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 15, 2000                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer