Form 10-Q
period 2000-06-30
MICROWAVE FILTER CO INC /NY/
filed 2000-08-11
CIK 716688

UNITED STATES


						SECURITIES AND EXCHANGE COMMISSION


							  Washington, D.C. 20549


									  FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2000

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


   Common Stock, $.10 Par Value -   3,164,186 shares as of June
30, 2000.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

(Amounts in thousands)
                               JUNE 30, 2000         SEPTEMBER 30, 1999

[S]                                 [C]                    [C]
Assets

Current Assets:

Cash and cash equivalents           $   592                $   264
Investments                             900                    775
Accounts receivable-trade,net           710                    697
Inventories                           1,084                  1,192
Deferred tax asset - current            163                    163
Prepaid expenses and other
 current assets                          86                     66
                                     --------              --------

Total current assets                  3,535                  3,157

Property,plant and equipment,net      1,377                  1,548
                                    --------               --------

Total assets                        $ 4,912                $ 4,705
                                    ========               ========

Liabilities And Stockholders' Equity

Current liabilities:

Accounts payable                    $   304                $   215
Customer deposits                       149                    271
Accrued federal and state
 income taxes                           199                     76
Accrued payroll and related
 expenses                               102                     70
Accrued compensated absences            283                    241
Other current liabilities               103                     71
                                    --------               --------

Total current liabilities             1,140                    944

Deferred tax liability -
 noncurrent                               6                      6
Deferred compensation and
 other liabilities                        0                      5
                                    --------               --------

Total liabilities                     1,146                    955
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,218                  1,142
                                    --------               --------
                                      4,890                  4,814
Common stock in treasury,
 at cost                             (1,124)                (1,064)
                                    --------               --------

Total stockholders' equity            3,766                  3,750
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,912                $ 4,705
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND NINE MONTHS

                       ENDED JUNE 30, 2000 AND 1999
                               (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                2000          1999         2000         1999

[S]                            [C]           [C]          [C]          [C]
Net sales                      $2,242        $1,645       $5,711       $5,037

Cost of goods sold              1,499           982        3,708        3,061
                               -------       -------      -------      -------
Gross profit                      743           663        2,003        1,976

Selling, general and
 administrative expenses          611           618        1,716        1,852
                               -------       -------      -------      -------
Income from operations            132            45          287          124

Other income (expense), net        29             9           70           36
                               -------       -------      -------      -------
Income before income taxes        161            54          357          160

Provision for income taxes         56            19          123           55
                               -------       -------      -------      -------

NET INCOME                       $105          $ 35         $234         $105
                               =======       =======      =======      =======

Earnings per share              $0.03         $0.01        $0.07        $0.03
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                            JUNE 30, 2000 AND 1999
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Nine months ended
                                     June 30                   June 30
                                2000          1999        2000         1999

[S]                          [C]            [C]         [C]           [C]
Cash flows from operating
 activities:

Net income                   $  105         $   35      $  234        $  105

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    77             78         230           227
Stock Compensation                0              7           0            13

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable              (5)           279         (13)          125
Inventories                     180              0         108            19
Prepaid expenses & other
 assets                          38            144         (20)          119
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (197)          (126)        196          (132)
Deferred compensation &
 other liabilities               (2)            (2)         (5)           (5)
                             -------        -------    --------       -------

Net cash provided by
 operating activities           196            415         730           471
                             -------        -------    --------       -------

Cash flows from investing activities:

Investments                    (900)             0        (125)            0
Capital expenditures            (16)           (45)        (59)         (108)
                             -------        -------      -------      -------
Net cash used in
 Investing activities          (916)           (45)       (184)         (108)

Cash flows from financing activities:

Principal payments on
 long-term debt                   0            (15)          0           (45)
Purchase of treasury stock        0             (7)        (60)         (270)
Cash dividend paid                0              0        (158)         (165)
                             -------        -------     -------       -------
Net cash used in
 financing activities             0            (22)       (218)         (480)

Increase (decrease) in cash
 and cash equivalents          (720)           348         328          (117)

Cash and cash equivalents
 at beginning of period       1,312            756         264         1,221
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period              $592         $1,104        $592        $1,104
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000




Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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

 Information by segment is as follows:
                               Three months ended   Nine months ended
 (thousands of dollars)             June 30              June 30
                                 2000      1999       2000      1999

Net Sales (Unaffiliated):
   MFC                          $1,626    $1,567     $4,611    $4,649
   NSI                             616        78      1,100       388
                                ------    ------     ------    ------
   Total                        $2,242    $1,645     $5,711    $5,037
                                ======    ======     ======    ======

Operating profit (loss): (a)
   MFC                            $149       $64       $333      $262
   NSI                             (17)      (19)       (46)     (138)
                                ------    ------     ------    ------
   Total                          $132       $45       $287      $124
                                ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $3,742    $3,140     $3,742    $3,140
   NSI                             578       317        578       317
                                ------    ------     ------    ------
   Subtotal                      4,320     3,457      4,320     3,457
   Corporate Assets - Cash
   And Cash Equivalents            592     1,104        592     1,104
                                ------    ------     ------    ------
   Total                        $4,912    $4,561     $4,912    $4,561
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

                   MICROWAVE FILTER COMPANY, INC.


                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                            JUNE 30, 2000

  Net sales for the nine months ended June 30, 2000 equaled $5,710,952, an increase of $674,098 or 13.4% when compared to net sales of $5,036,854 for the nine months ended June 30, 1999. Net sales for the three months ended June 30, 2000 equaled $2,242,375, an increase of $597,153 or 36.3% when compared to net sales of $1,645,222 for the three months ended June 30, 1999. The increases in net sales are primarily due to the increases in sales of Niagara Scientific, Inc., a wholly owned subsidiary.

  Niagara Scientific, Inc. (NSI) sales for the nine months ended June 30, 2000 equaled $1,100,125, an increase of $712,156 or 184% when compared to net sales of $387,969 for the nine months ended June 30, 1999. NSI sales for the three months ended June 30, 2000 equaled $616,283, an increase of $538,554 or 693% when compared to net sales of $77,729 for the three months ended June 30, 1999.

  Microwave Filter Company, Inc. (MFC) sales for the nine months ended June 30, 2000 equaled $4,610,827, a decrease of $38,058 or 0.8% when compared to net sales of $4,648,885 for the nine months ended June 30, 1999. MFC sales for the three months ended June 30, 2000 equaled $1,626,092 for the three months ended June 30, 2000, an increase of $58,599 or 3.7% when compared to net sales of $1,567,493 for the three months ended June 30, 1999. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is intentionally de-emphasizing custom product sales in order to concentrate its' technical resources and product development efforts toward potential high volume customers. This is part of a concentrated effort to provide substantial long-term growth.

  The Company's total backlog of orders decreased $188,469 to $929,387 at June 30, 2000 when compared to $1,117,856 at September 30, 1999. MFC's backlog of orders increased $56,899 to $577,475 at June 30, 2000 when compared to $520,576 at September 30, 1999. NSI's backlog of orders decreased $245,368 to $351,912 at June 30, 2000 when compared to $597,280 at September 30, 1999. Approximately 80% of the total Company backlog is scheduled to ship by September 30, 2000.

  Gross profit for the nine months ended June 30, 2000 equaled $2,002,956, an increase of $26,885 or 1.4% when compared to gross profit of $1,976,071 for the nine months ended June 30, 1999. Gross profit for the three months ended June 30, 2000 equaled $742,527 an increase of $79,868 or 12.1% when compared to gross profit of $662,659 for the three months ended June 30, 1999. As a percentage of sales, gross profit equaled 35.1% for the nine months ended June 30, 2000 compared to gross profit of 39.2% for the nine months ended June 30, 1999. As a percentage of sales, gross profit equaled 33.1% for the three months ended June 30, 2000 compared to gross profit of 40.3% for the three months ended June 30, 1999. The decreases in gross profit as a percentage of sales, when compared to the same periods last year, can primarily be attributed to product sales mix. NSI's sales, whose targeted gross profits are lower than MFC's, equaled 19.3% of total sales for the nine months ended June 30, 2000 and 27.5% of total sales for the three months ended June 30, 2000 when compared to 7.7% of total sales for the nine months ended June 30, 1999 and 4.7% of total sales for the three months ended June 30, 1999.

  Selling, general and administrative (SG&A) expenses for the nine months ended June 30, 2000 equaled $1,716,124, a decrease of $135,532 or 7.3% when compared to SG&A expenses of $1,851,656 for the nine months ended June 30, 1999. SG&A expenses for the three months ended June 30, 2000 equaled $610,906, a decrease of $7,305 or 1.2.% when compared to SG&A expenses of $618,211 for the three months ended June 30, 1999. The decreases can primarily be attributed to planned decreases in media advertising, trade show expenses and consulting fees when compared to the same periods last year. As a percentage of sales, SGA expenses equaled 30% of sales for the nine months ended June 30, 2000 and 27.2% of sales for the three months ended June 30, 2000 compared to 36.8% of sales for the nine months ended June 30, 1999 and 37.6% of sales for the three months ended June 30, 1999.

  Income from operations for the nine months ended June 30, 2000 equaled $286,832, an increase of $162,417 when compared to income from operations of $124,415 for the nine months ended June 30, 1999. On an industry segment basis, MFC reported income from operations of $333,019 for the nine months ended June 30, 2000 compared to $261,919 for the nine months ended June 30, 1999 and NSI reported an operating loss of $46,187 for the nine months ended June 30, 2000 compared to an operating loss of $137,504 for the nine months ended June 30, 1999. MFC's improvement can primarily be attributed to lower SGA expenses and NSI's improvement can primarily be attributed to higher sales volume and lower SGA expenses, when compared to the same periods last year.

  Cash and cash equivalents increased $328,088 to $592,235 at June 30, 2000 when compared to $264,147 at September 30, 1999. The increase was a result of $731,438 in net cash provided by operating activities, $184,700 in net cash used in investing activities and $218,650 in net cash used in financing activities.

  Cash used in investing activities during the nine months ended June 30, 2000 consisted of funds used to purchase short-term investments and funds used for capital expenditures.

  Cash used in financing activities during the nine months ended June 30, 2000 consisted of funds used to pay a cash dividend and funds used to repurchase common stock of the Company.

  The Company's Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. On January 26, 2000 the Company's Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Since July 1988, 423,246 shares of the Company's outstanding common stock have been repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position, reflects its belief in the fundamental strength of the business and also its commitment to enhancing shareholder value.

  At June 30, 2000, the Company had aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

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


                               MICROWAVE FILTER COMPANY, INC.


August 11, 2000                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 11, 2000                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer