Form 10-K
period 2000-09-30
MICROWAVE FILTER CO INC /NY/
filed 2000-12-21
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 2000_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on December 1, 2000 was $3,468,249.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2000:   3,088,186

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

  With robotics becoming more prevalent in the handling of food, pharmaceuticals and other large volume consumer products, SMD has become a systems integrator for Staubli of Switzerland and Adept Technology, Inc. of San Jose, CA. Both companies manufacture robot systems for high-speed assembly and packaging operations. This added capability has allowed Schroeder to serve its customer base with the most up-to-date technology.

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

  Cable television is establishing a place for itself in the afterglow of the Telecommunications Act of 1996. This important federal legislation removed restrictions from telephone companies offering video services and from cable companies offering telephone service. Its purpose was to increase competition among those service providers. A result of this legislation has been the convergence of several industries such as the acquisition of TCI, the largest US cable television company, by AT&T. Though it may appear as though this legislation has encouraged monopoly, instead it has offered companies the ability to combine resources and acquire capital for new projects. In recent years, the demand for fast and varied data services has greatly increased. The next few years will see these converged companies working towards delivering consumers the high-speed voice and data services they demand.

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

BACKLOG
-------

  At September 30, 2000, the Company's total backlog of orders was $831,388 compared to $1,117,856 at September 30, 1999. At September 30, 2000, MFC's backlog of orders was $630,434 compared to $520,576 at September 30, 1999. At September 30, 2000, NSI's backlog of orders was $200,954 compared to $597,280 at September 30, 1999. The total Company backlog at September 30, 2000 is scheduled to ship during fiscal 2001.

EMPLOYEES
---------

  At September 30, 2000, the Company employed 80 full-time permanent employees, 3 part-time permanent employees, and 3 full-time temporary employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $320,789, $355,366 and $490,153 for the fiscal years 2000, 1999 and 1998, respectively. Research and development costs are charged to operations as incurred.

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



Fiscal 2000                        High      Low

Oct. 1, 1999 to Dec. 31, 1999   $  3.50  $   1.00
Jan. 1, 2000 to Mar. 31, 2000     23.00      1.13
Apr. 1, 2000 to June 30, 2000      4.50      1.75
July 1, 2000 to Sept. 30, 2000     2.75      1.50


Fiscal 1999                        High      Low

Oct. 1, 1998 to Dec. 31, 1998   $  1.31   $  .81
Jan. 1, 1999 to Mar. 31, 1999      3.25      .88
Apr. 1, 1999 to June 30, 1999      1.25      .81
July 1, 1999 to Sept. 30, 1999     1.19      .81


  The approximate number of stockholders on September 30, 2000 was 2,800.

  On January 26, 2000, the Board of Directors declared a five cents per share cash dividend to shareholders of record on February 18, 2000 to be distributed on March 3, 2000.

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


Five Year Summary Of Financial Data


                                                           September 30
                                     2000         1999         1998          1997         1996
Net Sales                        $ 7,491,853  $ 6,572,949  $ 6,989,106   $ 6,175,425   $ 7,532,710
Net Income (1)                   $   338,736  $   160,471  $    69,424   $   434,772   $   504,295
Total Assets                     $ 5,142,708  $ 4,704,630  $ 5,051,078   $ 5,173,481   $ 5,410,266
Long Term Debt                   $         0  $         0  $         0   $    46,065   $   102,774
Earnings Per Share               $       .11  $       .05  $       .02   $       .12   $       .14
Weighted Average Number of
Common Shares Outstanding*         3,169,061    3,283,098    3,535,522     3,548,240     3,525,362
Stock (%) Dividends                                                                             5%
Cash ($) Dividends Paid Per
   Share                         $       .05  $       .05  $       .05   $       .05   $       .05
*Adjusted for all stock dividends.


Net income as a percentage of:          2000         1999         1998         1997          1996
Sales.............................       4.5          2.4          1.0          7.0           6.7
Assets   ....................            6.6          3.4          1.4          8.4           9.3
Equity............................       8.8          4.3          1.7         10.2          12.7


(1) In the fourth quarter of 1997, the Company received life insurance death benefits of $350,000 as a result of the death of a former officer.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2000.

Product group  (in thousands)  Fiscal 2000    Fiscal 1999   Fiscal 1998

Niagara Scientific               $1,285         $  406        $  211
Microwave Filter:
  Cable TV                        4,195          4,258         3,588
  RF/Microwave                      960          1,244         2,119
  Broadcast TV                      919            522           940
  Satellite Communications          133            143           131
  Total                          $7,492         $6,573        $6,989

Sales backlog at 9/30            $  832         $1,118        $  747

Fiscal 2000 compared to fiscal 1999

  Consolidated net sales for the fiscal year ended September 30, 2000 equaled $7,491,853, an increase of $918,904 or 14% when compared to consolidated net sales of $6,572,949 during the fiscal year ended September 30, 1999.

  The increase in consolidated net sales can primarily be attributed to the increase in sales of Niagara Scientific, Inc., a wholly owned subsidiary.

  Niagara Scientific, Inc. (NSI) sales increased $878,870 or 216% to $1,285,065 for the fiscal year ended September 30, 2000 when compared to sales of $406,195 for the twelve months ended September 30, 1999. The increase in NSI sales can primarily be attributed to NSI's efforts over the last few years to develop new products by introducing several standard low price products.

  Microwave Filter Company, Inc. (MFC) sales increased $40,034 or 0.6% to $6,206,788 during the fiscal year ended September 30, 2000 when compared to sales of $6,166,754 during the fiscal year ended September 30, 1999.

  The increase in MFC sales can primarily be attributed to an increase in the sales of the Company's Broadcast TV product sales. MFC's Broadcast TV product sales, which includes wireless cable products, increased $397,214 or 76.1% to $919,381 during the fiscal year ended September 30, 2000 when compared to sales of $522,167 during the fiscal year ended September 30, 1999. The increase in sales can primarily be attributed to market conditions.

  MFC's RF/Microwave product sales decreased $283,799 or 22.8% to $959,850 during the fiscal year ended September 30, 2000 when compared to sales of $1,243,649 during the fiscal year ended September 30, 1999. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is intentionally de-emphasizing custom product sales in order to concentrate its technical resources and product development efforts toward potential high volume customers. This is part of a concentrated effort to provide substantial long-term growth.

  MFC's Cable TV product sales decreased $63,253 or 1.5% to $4,194,398 during the fiscal year ended September 30, 2000 when compared to net sales of $4,257,651 during the fiscal year ended September 30, 1999. The decrease in sales can primarily be attributed to a decrease in demand from overseas customers.

  Gross profit increased $76,890 or 3.0% to $2,611,056 during the fiscal year ended September 30, 2000 when compared to gross profit of $2,534,166 during the fiscal year ended September 30, 1999. The dollar increase in gross profit during fiscal 2000 when compared to fiscal 1999 can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equaled 34.9% during the fiscal year ended September 30, 2000 compared to 38.6% during the fiscal year ended September 30, 1999. The decrease in gross profit as a percentage of sales, when compared to the last year, can primarily be attributed to product sales mix. NSI's sales, whose targeted gross profits are lower than MFC's, equaled 17% of total sales during fiscal 2000 compared to 6% of total sales during fiscal 1999.

  Selling, general and administrative (SG&A) expenses decreased $131,274 or 5.5% to $2,271,904 during the fiscal year ended September 30, 2000 when compared to SG&A expenses of $2,403,178 during the fiscal year ended September 30, 1999. Planned decreases were realized during fiscal 2000 in media advertising expense, trade show expenses and consulting fees and payroll expenses decreased during fiscal 2000, primarily due to employee turnover, when compared to fiscal 1999. As a percentage of sales, SG&A expenses equaled 30.3% during the fiscal year ended September 30, 2000 compared to 36.6% during the fiscal year ended September 30, 1999. The decrease can primarily be attributed to the increase in sales.

  Income from operations increased $208,164 to $339,152 during the fiscal year ended September 30, 2000 when compared to income from operations of $130,988 during the fiscal year ended September 30, 1999. On an industry segment basis, MFC's income from operations increased $152,062 to $563,706 for the fiscal year ended September 30, 2000 when compared to income from operations of $411,644 for the fiscal year ended September 30, 1999. The increase can primarily be attributed to the decreases in SG&A expenses. NSI recorded a loss from operations of $150,966 for the fiscal year ended September 30, 2000 compared to a loss from operations of $209,043 for the fiscal year ended September 30, 1999. NSI's loss from operations during fiscal 2000 can primarily be attributed to cost overruns associated with new products and the absorption of fixed overhead expenses. Corporate expenses increased $1,975 to $73,588 for the fiscal year ended September 30, 2000 when compared to $71,613 for the fiscal year ended September 30, 1999.

  The Company's effective income tax rate increased to 24.9% during fiscal 2000 compared to 18.1% during fiscal 1999 primarily due to the higher levels of pre-tax income.

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

  Selling, general and administrative (SG&A) expenses decreased $358,244 or 13% to $2,403,178 during the fiscal year ended September 30, 1999 when compared to SG&A expenses of $2,761,422 during the fiscal year ended September 30, 1998. Planned decreases were realized during fiscal 1999 in research and development expenses and advertising and promotional expenses. Sales commissions expense was also down during fiscal 1999 when compared to last year primarily due to the decrease in MFC's RF/Microwave product sales. As a percentage of sales, SG&A expenses equaled 36.6% during the fiscal year ended September 30, 1999 when compared to 39.5% during the fiscal year ended September 30, 1998.

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

  The Company's effective income tax rate equaled 18.1% during fiscal 1999 compared to 4.0% during fiscal 1998 primarily due to the higher levels of pre-tax income.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company's primary source of liquidity has been funds provided by operations.

                                          September 30
                                 2000         1999        1998
Cash & cash equivalents        $625,477     $264,147   $1,236,513
Investments                    $925,067     $774,649      $     0
Working capital              $2,582,446   $2,213,458   $2,558,181
Current ratio                 3.11 to 1    3.35 to 1    3.78 to 1
Long-term debt                  $     0      $     0      $     0

  Cash and cash equivalents increased $361,330 to $625,477 at September 30, 2000 when compared to $264,147 at September 30, 1999. The increase was a result of $826,976 in net cash provided by operating activities, $246,996 in net cash used in investing activities and $218,650 in net cash used in financing activities.

  Cash used in investing activities during fiscal 2000 consisted of funds used to purchase investments and funds used for capital expenditures.

  Cash used in financing activities consisted of funds used to repurchase common stock of the Company and funds used to pay a cash dividend.

  The Company's Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. On January 26, 2000, the Company's Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During fiscal 2000, 49,866 shares were repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the current market price of the stock, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At September 30, 2000, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2000. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments.

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

  None.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 12/1/00    Class


TRUDI B. ARTINI       Mrs. Artini is an independent          82,435       2.7%
(a)(b)(d)             investor in MFC and various other
Age 78                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor     58,571       1.9%
(a)(b)(d)             of Psychiatry at Upstate Medical
Age 76                University, State University of New
Director since 1977   York at Syracuse. He was a faculty
                      member from 1958 until his retirement
                      in 1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. He has elected to
                      serve as a Skaneateles Town Councilman
                      from 1990 to 1998. In 1980, he was a
                      founding member of the Skaneateles
                      Festival of Chamber Music.

LOUIS MISENTI         President and Principal               399,114      12.9%
Age 73                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

                                                        Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 12/1/00    Class

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           56,273       1.8%
(a)(d)                President and Chief Executive
Age 58                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

MILO PETERSON         Mr. Peterson has served as            108,570       3.5%
(a)(d)                Executive Vice President and
Age 60                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 55                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 12/1/00    Class

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 59                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is Manager of Corporate      13,335        *
(a)(b)(c)             Accounting for Carrols Corp. in
Age 59                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

Daniel Galbally       Mr. Galbally is an accountant           1,489        *
(b)(c)                for Auburn Steel Company, Inc.
Age 53                in Auburn, New York. Prior to
Director since 1995   joining Auburn Steel, he was
                      the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 727,227 shares or approximately 24% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      58      President and Chief Executive Officer

        Richard L. Jones        52      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        60      Vice President and Corporate Secretary

        Paul W. Mears           41      Vice President of Engineering

        Terry C. Owens          46      Vice President of Sales

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2000, 1999 and 1998, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2000    120,197       -
   President and CEO               1999    110,966       -
                                   1998    110,966       -


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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan are currently matched at a rate of 100% of an employee's first 3% of contributions and 50% of an employee's next 2% of contributions. The maximum corporate match is 4% of an employee's compensation.

  MFC's contributions to the plans for the years ended September 30, 2000, 1999 and 1998 amounted to $115,932, $82,720 and $78,211, respectively.

STOCK OPTIONS
-------------

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2000 or 1999.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors receive fees of $400.00 per board and committee meeting. MFC also reimburses directors for reasonable expenses incurred in attending meetings. The Chairman of the Board and Officer members receive no compensation for their attendance at meetings. During fiscal 2000, the Company paid Louis S. Misenti $23,000 in compensation for his services as Chairman of the Board of Directors of Microwave Filter Company, Inc.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 1, 2000.

                                                                    % of
                                                                 Outstanding
                                                               Number of shares
                                                                   Common
Name of Beneficial Owner   Address           Beneficially Owned ____Stock____

Frederick A. Dix &         209 Watson Rd.          244,007           7.9%
Marjorie Dix               N. Syracuse, NY 13212


Louis S. Misenti           140 Clearview Rd.       399,114          12.9%
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

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 2000.

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

Dated:  December 22, 2000

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

Dated:  December 22, 2000

                 ANNUAL REPORT ON FORM 10-KSB

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................26
Consolidated Balance Sheets as of September 30, 2000 and 1999....27
Consolidated Statements of Operations for the Years
  Ended September 30, 2000, 1999 and 1998 .......................28
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2000, 1999 and 1998 .......................29
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2000, 1999 and 1998 .......................30
Notes to Consolidated Financial Statements.......................31-37



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998:

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

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Microwave Filter Company, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


November 10, 2000

          Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2000       1999
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $  625,477  $  264,147
  Investments                                               925,067     774,649
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $44,000 and $46,000                896,821     696,677
  Inventories                                             1,103,830   1,192,259
  Deferred tax asset - current                              177,901     163,060
  Prepaid expenses and other current assets                  77,455      66,114
                                                          ---------   ---------
    Total current assets                                  3,806,551   3,156,906

Property, plant and equipment, net                        1,336,157   1,547,724
                                                          ---------   ---------

      Total Assets                                       $5,142,708  $4,704,630
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  392,118  $  215,099
  Customer deposits                                         155,372     271,025
  Accrued federal and state income taxes                    188,769      75,528
  Accrued payroll and related expenses                      100,057      70,258
  Accrued compensated absences                              267,327     240,343
  Other current liabilities                                 120,462      71,195
                                                          ---------   ---------
    Total current liabilities                             1,224,105     943,448

Deferred tax liability - noncurrent                          48,276       5,545
Deferred compensation and other liabilities                       0       5,396
                                                          ---------   ---------

    Total liabilities                                     1,272,381     954,389
                                                          ---------   ---------
Commitments

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,317,688 in 2000 and 4,317,688 in 1999          431,769     431,769
  Additional paid-in capital                              3,239,867   3,239,867
  Retained earnings                                       1,322,871   1,142,344

  Common stock in treasury, at cost,
  1,153,502 shares in 2000 and 1,103,636 shares in 1999  (1,124,180) (1,063,739)
                                                          ---------   ---------

    Total stockholders' equity                            3,870,327   3,750,241
                                                          ---------   ---------

      Total Liabilities and Stockholders' Equity         $5,142,708  $4,704,630
                                                         ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2000             1999            1998
                                       ----             ----            ----

Net sales                           $7,491,853       $6,572,949      $6,989,106

Cost of goods sold                   4,880,797        4,038,783       4,243,948
                                     ---------        ---------       ---------

    Gross profit                     2,611,056        2,534,166       2,745,158

Selling, general
  and administrative expenses        2,271,904        2,403,178       2,761,422
                                     ---------        ---------       ---------

    Income (loss) from operations      339,152          130,988         (16,264)


Non-operating Income (Expense)
    Interest income                     66,976           43,514          56,869
    Interest expense                      (902)          (2,174)         (5,838)
    Miscellaneous                       46,018           23,513          37,567
                                      ---------        ---------       ---------

    Income before income taxes         451,244          195,841          72,334


Provision for income taxes             112,508           35,370           2,910
                                     ---------        ---------       ---------

NET INCOME                            $338,736         $160,471         $69,424
                                     =========        =========       =========

Earnings Per Share                       $0.11            $0.05           $0.02
                                     =========        =========       =========

Weighted average number of common
shares outstanding                   3,169,061        3,283,098       3,535,522
                                     =========        =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2000, 1999 and 1998
            -----------------------------------------------------


                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1997          4,275,259   $427,526   $3,206,360   $1,254,570   730,202   ($637,727)   $4,250,729

Net income                                                          69,424                              69,424
Stock issued to directors      19,474      1,947       16,253                                           18,200
Purchase of treasury stock                                                    80,000     (84,063)      (84,063)
Donated capital                                                                    1
Cash dividend paid
     ($.05 per share)                                             (177,478)                           (177,478)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 1998          4,294,733    429,473    3,222,613    1,146,516   810,203    (721,790)    4,076,812

Net income                                                         160,471                             160,471
Stock issued to directors      22,955      2,296       17,254                                           19,550
Purchase of treasury stock                                                   293,380    (341,949)     (341,949)
Donated capital                                                                   53
Cash dividend paid
        ($.05 per share)                                          (164,643)                           (164,643)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 1999          4,317,688    431,769    3,239,867    1,142,344 1,103,636  (1,063,739)    3,750,241

Net income                                                         338,736                             338,736
Purchase of treasury stock                                                    49,866     (60,441)      (60,441)
Cash dividend paid
     ($.05 per share)                                             (158,209)                           (158,209)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2000          4,317,688   $431,769   $3,239,867   $1,322,871 1,153,502 ($1,124,180)   $3,870,327
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2000      1999       1998
                                                  ----      ----       ----

Cash flows from operating activities:
       Net income                              $338,736   $160,471    $69,424

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                308,145    306,600    333,285
    Inventory obsolescence provision                  0        528          0
    Stock compensation                                0     19,550     18,200
    Deferred income taxes                        27,890    (34,068)   142,829
  Changes in assets and liabilities:
    Accounts receivable-trade, net             (200,144)   (44,926)  (107,161)
    Federal and state income taxes              113,241    131,341    (85,921)
    Inventories                                  88,429    135,599    (66,444)
    Other assets                                (11,341)   (28,233)    66,399
    Accounts payable and customer deposits       61,366     19,383     96,539
    Accrued payroll, compensated absences and
      related expenses                           56,783    (15,506)     1,024
    Other current liabilities                    49,267    (10,047)     3,534
    Deferred compensation                        (5,396)    (6,598)    (5,972)
                                               --------   --------    -------
    Net cash provided by operating activities   826,976    634,094    465,736
                                               --------   --------    -------
Cash flows from investing activities:
  Investments                                  (150,418)  (774,649)         0
  Capital expenditures                          (96,578)  (280,368)  (345,321)
                                               --------   --------   --------
    Net cash used in investing activities      (246,996)(1,055,017)  (345,321)
                                               --------  ---------   --------
Cash flows from financing activities:
  Principal payments on long-term debt                0    (44,851)   (56,834)
  Purchase of treasury stock                    (60,441)  (341,949)   (84,063)
  Cash dividend paid                           (158,209)  (164,643)  (177,478)
                                               --------   --------   --------
    Net cash used in financing activities      (218,650)  (551,443)  (318,375)
                                               --------   --------   --------
    Net increase (decrease)
         in cash and cash equivalents           361,330   (972,366)  (197,960)

Cash and cash equivalents at beginning of year  264,147  1,236,513  1,434,473
                                               --------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $625,477   $264,147 $1,236,513
                                               ========   ======== ==========



Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                      $900     $2,800     $7,000
    Income taxes                                $5,700    $25,000    $27,000


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

c. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 2000 and September 30, 1999 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 2000 and 1999.

d. Investments

 Investments consist of commercial paper and government backed obligations that have an original maturity of more than three months and a remaining maturity of less than one year. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

e. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

f.  Research and Development

 Costs in connection with research and development, which amount to $320,789, $355,366 and $490,153 for the fiscal years 2000, 1999 and 1998, respectively, are charged to operations as incurred.

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

i. Earnings Per Share

 The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. The Company had no dilutive potential common shares outstanding for the years ended September 30, 2000, 1999 or 1998. Income used in the EPS calculation is net income for each year.

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

2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          2000                 1999
                                          ----                 ----
  Raw materials and stock parts         $675,120             $755,086
  Work-in-process                        325,270              317,434
  Finished goods                         103,440              119,739
                                        --------            ---------
                                      $1,103,830           $1,192,259
                                      ==========           ==========


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2000                 1999
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,803,653            1,803,653
  Machinery and equipment              2,743,584            2,684,498
  Office equipment and fixtures        1,385,137            1,347,645
  Other                                   46,753               46,753
                                       ---------            ---------
                                       6,122,127            6,025,549
  Less: Accumulated depreciation       4,785,970            4,477,825
                                       ---------            ---------
                                      $1,336,157           $1,547,724
                                      ==========           ==========

4. CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

5. PROFIT SHARING AND 401-K PLANS

 The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan are currently matched at a rate of 100% of an employee's first 3% of contributions and 50% of an employee's next 2% of contributions. The maximum corporate match is 4% of an employee's compensation.

 The Company's matching contributions to the 401-K plan for the years ended September 30, 2000, 1999 and 1998 were $65,932, $62,720 and $58,211 , respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $50,000, $20,000 and $20,000 in 2000, 1999 and 1998, respectively.

6. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2003. Rental expense under these leases for the years ended September 30, 2000, 1999 and 1998 amounted to $15,353, $61,420 and $97,256, respectively.

 Minimum rental commitments at September 30, 2000 for these leases are:

        Year Ended     Principal
       September 30    Payments
       ------------    --------

           2001          9,923
           2002          9,923
           2003          6,615
                       -------
                       $26,461
                       =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                           2000         1999        1998
Currently payable (recoverable):
  Federal               $ 78,618      $68,438    $(142,019)
  State                    6,000        1,000        2,100
Deferred (credit)         27,890      (34,068)     142,829
                         -------      -------      -------
                        $112,508      $35,370       $2,910
                        ========      =======      =======

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2000______   ______1999______  ______1998______
                           Amount    %       Amount    %       Amount    %
Statutory tax rate       $153,423   34.0%   $66,586   34.0%   $24,593   34.0%
Surtax exemption                             (6,958)  (3.5%)  (11,510) (15.9%)
State income tax net of:
 Federal benefit            3,960    0.9%       820    0.4%     1,722    2.4%
Foreign sales corp.
 benefit                  (14,712)  (3.3%)   (5,558)  (2.8%)   (2,792)  (3.9%)
Research and experimentation
 tax credits              (29,398)  (6.5%)  (27,903) (14.3%)   (8,057) (11.1%)
Other                        (765)  (0.2%)    8,383    4.3%    (1,046)  (1.5%)
                         --------  ------   -------   ------   ------- ------
                         $112,508   24.9%   $35,370   18.1%    $2,910    4.0%
                         ========   =====   =======   =====    ======    ====

 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            2000          1999
                                            ----          ----
  Inventory                               $98,354       $115,015
  Accrued vacation                         65,215         66,077
  Other                                    14,332        (18,032)
                                          -------        -------
  Net deferred tax assets - current      $177,901       $163,060
                                         ========       ========

  Accelerated depreciation               ($90,068)     ($100,576)
  Research and experimentation
   tax credit carry forward                 2,393         61,934
  AMT credit carry forward                 39,399         42,181
  Other                                         0         (9,084)
                                           ------       --------
  Net deferred tax liabilities
   - noncurrent                          ($48,276)       ($5,545)
                                         ========        =======

 Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. At September 30, 2000, the Company's federal AMT credit can be carried forward indefinitely.

8. INDUSTRY SEGMENT DATA

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which manufactures electronic filters used for preventing interference or signal processing in cable television, satellite, broadcast, aerospace and government markets; and (2) operations of Niagara Scientific, Inc. (NSI) which manufactures industrial automation equipment.

 Information by industry segment is as follows: (thousands of dollars)
                                     2000        1999       1998
Net Sales (Unaffiliated):
  MFC                               $6,207      $6,167     $6,778
  NSI                                1,285         406        211
  Total                             $7,492      $6,573     $6,989

Operating Profit (Loss): (a)
  MFC                                 $563        $412       $480
  NSI                                 (151)       (209)      (420)
  Corporate                            (73)        (72)       (76)
  Total                               $339        $131       $(16)

Identifiable Assets: (b)
  MFC                               $3,921      $4,014     $3,535
  NSI                                  597         427        279
  Subtotal                           4,518       4,441      3,814
  Corporate Assets-Cash and
  Cash Equivalents                     625         264      1,237
  Total                             $5,143      $4,705     $5,051

Depreciation & Amortization Expense:
  MFC                                 $282        $280       $304
  NSI                                   26          27         29
  Total                               $308        $307       $333

Capital Expenditures:
  MFC                                  $91        $280       $284
  NSI                                    6           0         61
  Total                                $97        $280       $345

Significant Export Sales:
  MFC                                 $808        $845       $546

Sales to Significant Customers:
  MFC:
  Motorola Government Systems            -                   $707


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

9. STOCK OPTIONS

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2000.

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

10.6     Stock Purchase Agreement dated February 8, 1993 between Glyn and      *
         Emily Bostick and MFC.

 * Previously filed

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders of Microwave Filter Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 10, 2000 included in this 2000 Annual Report on Form 10-K of Microwave Filter Company, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


November 10, 2000

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2000, 1999 and 1998





Col. A                                         Col. B               Col. C                    Col. D        Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to
                                               Beginning            Costs and     Other                     Balance at
Description                                    of Period            Expenses      Accounts    Deductions   End of Period
-----------                                    ---------            -----------------------   ----------   -------------

Year ended September 30, 2000
Allowance for doubtful accounts                 $45,970                                          $1,947        $44,023
Inventory valuation reserves                    373,162                                          50,061        323,101
                                               --------             --------      -------       -------       --------
                                               $419,132                   $0           $0       $52,008       $367,124
                                               ========             ========      =======      ========       ========


Year ended September 30, 1999

Allowance for doubtful accounts                 $52,622                   $0                     $6,652        $45,970
Inventory valuation reserves                    372,634                  528                          0        373,162
                                               --------             --------      -------       -------       --------
                                               $425,256                 $528           $0        $6,652       $419,132
                                               ========             ========      =======       =======       ========


Year ended September 30, 1998

Allowance for doubtful accounts                 $57,905                                          $5,283        $52,622
Inventory valuation reserves                    613,813                                         241,179        372,634
                                               --------             --------      -------       -------       --------
                                               $671,718                   $0           $0      $246,462       $425,256
                                               ========             ========      =======      ========       ========

