Form 10-Q
period 2000-12-31
MICROWAVE FILTER CO INC /NY/
filed 2001-02-13
CIK 716688

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2000

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

   Common Stock, $.10 Par Value -   2,938,186 shares as of December
31, 2000.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

                               DECEMBER 31, 2000       SEPTEMBER 30, 2000
                                  (Unaudited)                (Note)
Assets
Current Assets:
Cash and cash equivalents           $   325                $   625
Investments                             943                    925
Accounts receivable-trade,net           768                    897
Inventories                           1,107                  1,104
Deferred tax asset - current            178                    178
Prepaid expenses and other
 current assets                         130                     78
                                    --------               --------
Total current assets                  3,451                  3,807

Property,plant and equipment,net      1,359                  1,336
                                    --------               --------
Total assets                        $ 4,810                $ 5,143
                                    ========               ========

Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable                    $   358                $   392
Customer deposits                       244                    155
Accrued federal and state
 income taxes                           101                    189
Accrued payroll and related
 expenses                               121                    100
Accrued compensated absences            246                    267
Other current liabilities                69                    121
                                    --------               --------
Total current liabilities             1,139                  1,224

Deferred tax liability -
 noncurrent                              48                     48
                                    --------               --------
Total liabilities                     1,187                  1,272
                                    --------               --------
Stockholders' Equity:
Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,402                  1,323
                                    --------               --------
                                      5,074                  4,995
Common stock in treasury,
 at cost                             (1,451)                (1,124)
                                    --------               --------
Total stockholders' equity            3,623                  3,871
                                    --------               --------
Total liabilities and
 stockholders' equity               $ 4,810                $ 5,143
                                    ========               ========

Note: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

[FN]
See Accompanying Notes to Condensed Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 2000 AND 1999
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                     Dec. 31
                                2000          1999
Net sales                      $1,929        $1,570

Cost of goods sold              1,251           934
                               -------       -------
Gross profit                      678           636

Selling, general and
 administrative expenses          583           552
                               -------       -------
Income from operations             95            84

Other income (expense)             25            15
                               -------       -------
Income before income
 taxes                            120            99

Provision for income
 taxes                             41            34
                               -------       -------
NET INCOME                        $79           $65
                               =======       =======

Earnings per share              $0.03         $0.02
                               =======       =======

[FN]
See Accompanying Notes to Condensed Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED

                           DECEMBER 31, 2000 AND 1999
                                 (Unaudited)

(Amounts in thousands)

                               Three months ended
                                   December 31
                                2000          1999
Cash flows from operating
 activities:

Net income                   $    79       $    65
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization     70            76

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable              129           (57)
Inventories                       (3)         (144)
Prepaid expenses & other
 assets                          (52)          (59)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        (85)          301
Deferred compensation &
 other liabilities                 0            (2)
                              -------       -------
Net cash provided by
 operating activities            138           180

Cash flows from investing activities:
Investments                      (18)            0
Capital expenditures             (93)          (19)
                              -------       -------
Net cash used in
 investing activities           (111)          (19)

Cash flows from financing activities:
Purchase of treasury stock      (327)          (60)
                              -------       -------
Net cash used in
 investing activities           (327)          (60)
                              -------       -------
Increase (decrease) in cash
 and cash equivalents           (300)          101
Cash and cash equivalents
 at beginning of period          625           264
                              -------       -------
Cash and cash equivalents
 at end of period             $  325        $  365
                              =======       =======

[FN]
See Accompanying Notes to Condensed Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000


Note 1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2000.

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

  Information by segment is as follows:  (thousands of dollars)

                                     2001           2000

Net Sales (Unaffiliated):
   MFC                              $1,653         $1,504
   NSI                                 276             66
                                   -------        -------
   Total                            $1,929         $1,570
                                   =======        =======
Operating profit (loss): (a)
   MFC                                $147            $95
   NSI                                 (52)           (11)
                                   -------        -------
   Total                               $95            $84
                                   =======        =======
Identifiable assets: (b)
   MFC                              $4,096         $4,004
   NSI                                 389            638
                                   -------        -------
   Subtotal                          4,485          4,642
   Corporate Assets - Cash and
   Cash Equivalents                    325            365
                                   -------        -------
   Total                            $4,810         $5,007
                                   =======        =======

(a) Operating profit (loss) is total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes and miscellaneous income. Expenses incurred on behalf of both Companies are allocated based upon estimates of their relationship to each entity.

(b) Identifiable assets by industry are those assets that are used in the Company's operations in each segment.

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                          DECEMBER 31, 2000


  Net sales for the three months ended December 31, 2000 equaled $1,929,618, an increase of $360,169 or 22.9% when compared to net sales of $1,569,449 for the three months ended December 31, 1999.

  Microwave Filter Company, Inc. (MFC) net sales for the three months ended December 31, 2000 equaled $1,653,483, an increase of $150,405 or 10% when compared to net sales of $1,503,078 for the three months ended December 31, 1999.

  Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, net sales for the three months ended December 31, 2000 equaled $276,135, an increase of $209,764 or 316% when compared to net sales of $66,371 for the three months ended December 31, 1999.

  Net income for the three months ended December 31, 2000 equaled $78,575, an increase of $14,066 or 21.8% when compared to net income of $64,509 for the three months ended December 31, 1999. The increase in net income can primarily be attributed to the increase in sales.

  Gross profit increased $43,076 or 6.8% to $678,418 during the three months ended December 31, 2000 when compared to gross profit of $635,342 during the three months ended December 31, 1999. The increase in gross profit during the three months ended December 31, 2000 can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equaled 35.2% for the three months ended December 31, 2000 compared to 40.5% for the three months ended December 31, 1999. The decrease in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to product sales mix. NSI's sales, whose targeted gross profits are lower than MFC's, accounted for 14.3% of total sales for the three months ended December 31, 2000 compared to 4.2% of total sales for the three months ended December 31, 1999.

   Selling, general and administrative (SG&A) expenses increased $31,216 to $583,251 during the three months ended December 31, 2000 when compared to SG&A expenses of $552,035 during the three months ended December 31, 1999. The increase can primarily be attributed to planned increases in advertising and promotional expenses. As a percentage of sales, SGA expenses equaled 30.2% for the three months ended December 31, 2000 compared to 35.2% for the three months ended December 31, 1999.

  Cash and cash equivalents decreased $300,068 to $325,409 at December 31, 2000 when compared to cash and cash equivalents of $625,477 at September 30, 2000. The decrease was a result of $138,169 in net cash provided by operating activities, $111,179 in net cash used in investing activities, of which capital expenditures totaled $93,509, and $327,058 in net cash used to purchase treasury stock.

  The Company's Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's outstanding stock. On January 26, 2000, the Company's Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During the quarter ended December 31, 2000, 226,000 shares were repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the market price of the stock, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At December 31, 2000, the Company had available aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of December 31, 2000. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments.


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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.


February 14, 2001                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 14, 2001                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer