Form 10-Q
period 2001-03-31
MICROWAVE FILTER CO INC /NY/
filed 2001-05-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2001

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

    Common Stock, $.10 Par Value -    2,904,786 shares as of March 31, 2001.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                              MARCH 31, 2001         SEPTEMBER 30, 2000
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   885                $   625
Investments                               0                    925
Accounts receivable-trade, net          728                    897
Inventories                           1,416                  1,104
Deferred tax asset - current            178                    178
Prepaid expenses and other
 current assets                         138                     78
                                     --------              --------

Total current assets                  3,345                  3,807

Property, plant and equipment, net    1,382                  1,336
                                    --------               --------

Total assets                        $ 4,727                $ 5,143
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   379                $   392
Customer deposits                       189                    155
Accrued federal and state
 income taxes                           106                    189
Accrued payroll and related
 expenses                               105                    100
Accrued compensated absences            264                    267
Other current liabilities                61                    121
                                    --------               --------
Total current liabilities             1,104                  1,224

Deferred tax liability -
 noncurrent                              48                     48
                                    --------               --------
Total liabilities                     1,152                  1,272
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,409                  1,323
                                    --------               --------
                                      5,081                  4,995
Common stock in treasury,
 at cost                             (1,506)                (1,124)
                                    --------               --------
Total stockholders' equity            3,575                  3,871
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,727                $ 5,143
                                    ========               ========

[FN]
See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 2001 AND 2000
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2001          2000         2001         2000

Net sales                      $1,679        $1,899       $3,609       $3,468

Cost of goods sold              1,116         1,274        2,367        2,208
                               -------       -------      -------      -------
Gross profit                      563           625        1,242        1,260

Selling, general and
 administrative expenses          573           553        1,156        1,105
                               -------       -------      -------      -------
(Loss) income from
 operations                       (10)           72           86          155

Other income (net),
  principally interest             22            26           46           41
                               -------       -------      -------      -------

Income before income
   taxes                           12            98          132          196

Provision for income
   taxes                            4            34           46           68
                               -------       -------      -------      -------

NET INCOME                         $8           $64          $86         $128
                               =======       =======      =======      =======

Basic earnings per
   share                        $0.00         $0.02        $0.03        $0.04
                               =======       =======      =======      =======


[FN]
See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 2001 AND 2000
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                2001          2000        2001         2000

Cash flows from operating
 activities:

Net income                   $    8         $   64      $   86        $  128

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    76             77         147           153

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable              40             47         169            (8)
Inventories                    (309)            72        (312)          (72)
Prepaid expenses & other
 assets                          (8)             1         (60)          (58)
Increase (decrease) in:
Accounts payable & accrued
 expenses                       (37)            95        (120)          395
Deferred compensation &
 other liabilities                0             (1)          0            (3)
                             -------        -------    --------       -------

Net cash provided by (used
 in) operating activities      (230)           355         (90)          535
                             -------        -------    --------       -------

Cash flows from investing activities:

Investments                     943            775         925           775
Capital expenditures            (99)           (24)       (193)          (43)
                             -------        -------    --------       -------

Net cash provided by
 investing activities           844            751         732           732


Cash flows from financing activities:

Principal payments on
 long-term debt                   0              0           0             0
Purchase of treasury stock      (54)             0        (382)          (61)
Cash dividend paid                0           (158)          0          (158)
                             -------        -------     -------       -------
Net cash (used in)
 financing activities           (54)          (158)       (382)         (219)

Increase in cash and
 cash equivalents               560            947         260         1,048

Cash and cash equivalents
 at beginning of period         325            365         625           264
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  885         $1,312      $  885        $1,312
                             =======        =======     =======       =======

[FN]
See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2001



Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.


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

 Information by segment is as follows:
                               Three months ended    Six months ended
 (thousands of dollars)             March 31             March 31,
                                 2001      2000       2001      2000

Net Sales (Unaffiliated):
   MFC                          $1,546    $1,481     $3,200    $2,984
   NSI                             133       418        409       484
                                ------    ------     ------    ------
   Total                        $1,679    $1,899     $3,609    $3,468
                                ======    ======     ======    ======

Operating profit (loss): (a)
   MFC                             $27       $89       $175      $184
   NSI                             (37)      (17)       (89)      (29)
                                ------    ------     ------    ------
   Total                          ($10)      $72        $86      $155
                                ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $3,231    $2,990     $3,231    $2,990
   NSI                             611       704        611       704
                                ------    ------     ------    ------
   Subtotal                      3,842     3,694      3,842     3,694
   Corporate Assets - Cash
   And Cash Equivalents            885     1,312        885     1,312
                                ------    ------     ------    ------
   Total                        $4,727    $5,006     $4,727    $5,006
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

                                      March 31, 2001     September 30, 2000

Raw materials and stock parts             $797,025             $675,120
Work-in-process                            514,639              325,270
Finished goods                             104,050              103,440
                                        ----------           ----------
                                        $1,415,714           $1,103,830
                                        ==========           ==========

  The Company's provision for obsolescence equaled $323,101 at March 31, 2001 and September 30, 2000.


Note 4. Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company is in the process of reviewing SAB 101 and believes the Bulletin will not have a significant effect on its financial statements.

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


  Microwave Filter Company, Inc. operates primarily in the United States and principally in two industries. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial and defense electronics. Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 vs. THREE MONTHS ENDED MARCH 31, 2000.

  Net sales for the three months ended March 31, 2001 equaled $1,679,454, a decrease of $219,674 or 11.6% when compared to net sales of $1,899,128 for the three months ended March 31, 2000. The decrease in sales for the quarter ended March 31, 2001, when compared to the same period last year, can primarily be attributed to the decrease in sales of NSI.

  NSI sales for the three months ended March 31, 2001 equaled $132,834, a decrease of $284,637 or 68.1% when compared to sales of $417,471 for the three months ended March 31, 2000. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates.

  MFC sales for the three months ended March 31, 2001 equaled $1,546,620, an increase of $64,963 or 4.4% when compared to sales of $1,481,657 for the three months ended March 31, 2000. The increase in MFC sales can primarily be attributed to the increase in the sales of MFC's RF/Microwave products to original equipment manufacturers (OEMs). MFC continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. This is part of a concerted effort to provide substantial growth.

  The Company's sales order backlog equaled $923,514 at March 31, 2001 compared to $831,388 at September 30, 2000. MFC's sales order backlog equaled $454,334 at March 31, 2001, a decrease of $176,100 when compared to sales order backlog of $630,434 at September 30, 2000. MFC has experienced a reduction in sales orders during the quarter ended March 31, 2001, when compared to both the same period last year and the quarter ended December 31, 2000, primarily due to market conditions. Eighty-five percent (85%) of MFC's sales order backlog is scheduled to ship during the fiscal year ended September 30, 2001. NSI's sales order backlog equaled $469,180 at March 31, 2001, an increase of $268,226 when compared to sales order backlog of $200,954 at September 30, 2000. One hundred percent (100%) of NSI's sales order backlog is scheduled to ship during the quarter ended June 30, 2001. If market conditions or demand does not improve, there can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period. Based on the reduction in sales orders, the Company was forced to layoff employees in an effort to reduce operating costs.

  Net income for the three months ended March 31, 2001 equaled $8,091, a decrease of $55,931 or 87.4% when compared to net income of $64,022 for the three months ended March 31, 2000. The decrease in net income can primarily be attributed to the decrease in sales.

  Gross profit for the three months ended March 31, 2001 equaled $563,248, a decrease of $61,839 or 9.9% when compared to gross profit of $625,087 for the three months ended March 31, 2000. As a percentage of sales, gross profit equaled 33.5% for the three months ended March 31, 2001 compared to 32.9% for the three months ended March 31, 2000. The dollar decrease can primarily be attributed to the decrease in sales. The improvement in gross profit as a percentage of sales can primarily be attributed to product sales mix.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2001 equaled $572,675, an increase of $19,492 or 3.5% when compared to SG&A expenses of $553,183 for the three months ended March 31, 2000. As a percentage of sales, SGA expenses increased to 34.1% for the three months ended March 31, 2001 when compared to 29.1% for the three months ended March 31, 2000, primarily due to the decrease in sales this year when compared to the same period last year.

SIX MONTHS ENDED MARCH 31, 2001 vs. SIX MONTHS ENDED MARCH 31, 2000.

  Net sales for the six months ended March 31, 2001 equaled $3,609,072, an increase of $140,495 or 4.1% when compared to net sales of $3,468,577 for the six months ended March 31, 2000.

  NSI sales for the six months ended March 31, 2001 equaled $408,969, a decrease of $74,873 or 15.5% when compared to sales of $483,842 for the six months ended March 31, 2000.

  MFC sales for the six months ended March 31, 2001 equaled $3,200,103, an increase of $215,368 or 7.2% when compared to sales of $2,984,735 for the six months ended March 31, 2000. The increase in MFC sales can be attributed to the increase in the sales of MFC's RF/Microwave products to OEMs.

  Net income for the six months ended March 31, 2001 equaled $86,666, a decrease of $41,865 or 32.6% when compared to net income of $128,531 for the six months ended March 31, 2000.

  Gross profit for the six months ended March 31, 2001 equaled $1,241,666, a decrease of $18,763 or 1.5% when compared to gross profit of $1,260,429 for the six months ended March 31, 2000. As a percentage of sales, gross profit equaled 34.4% for the six months ended March 31, 2001 compared to 36.3% for the six months ended March 31, 2000.

  SG&A expenses for the six months ended March 31, 2001 equaled $1,155,926, an increase of $50,708 or 4.6% when compared to SG&A expenses of $1,105,218 for the six months ended March 31, 2000. The increases can primarily be attributed to planned increases in advertising and promotional expenses when compared to the same periods last year.

  On an industry segment basis, MFC's income from operations for the six months ended March 31, 2001 equaled $174,752, a decrease of $9,366 or 5.1% when compared to income from operations of $184,118 for the six months ended March 31, 2000. The decrease in MFC's income from operations can primarily be attributed to lower profit margins primarily due to product sales mix. NSI recorded a loss from operations of $89,012 for the six months ended March 31, 2001 compared to a loss from operations of $28,907 for the six months ended March 31, 2000 primarily due to planned increases in advertising and promotional expenses.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $259,193 to $884,670 at March 31, 2001 when compared to $625,477 at September 30, 2000. The increase was a result of $91,897 in net cash used in operating activities, $732,624 in net cash provided by investing activities and $381,534 in net cash used in financing activities.

  The decrease of $168,768 in accounts receivable at March 31, 2001 when compared to September 30, 2000 is attributable to decreased shipments during the month of March 2001 when compared to September 2000.

  The increase of $311,884 in inventories and work in process at March 31, 2001 when compared to September 30, 2000 is attributable to the scheduled ship dates of NSI's sales order backlog and the purchase by MFC of a critical raw material where a minimum purchase amount was required.

  Cash provided by investing activities during the six months ended March 31, 2001 consisted of funds provided by the sale of investments ($925,067) and funds used for capital expenditures ($192,443).

  Cash used in financing activities during the six months ended March 31, 2001 consisted of funds used to repurchase common stock of the Company ($381,534).

  At March 31, 2001, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.



RECENT ACCOUNTING PRONOUNCEMENTS

  In December 1999,the Securities and Exchange Commission issued Staff Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company is in the process of reviewing SAB 101 and believes the Bulletin will not have a significant effect on its financial statements.



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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 19, 2001 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.
         The following matters were submitted to the vote of shareholders:



         Proposal 1. The election of three directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.


         Proposal 2. The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2001.


     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Robert R. Andrews       2,586,009          16,882
      Sidney K. Chong         2,585,445          17,446
      Louis S. Misenti        2,585,428          17,463

     c. The following proposition received the number of votes set opposite its respective number:

                            VOTES FOR      VOTES AGAINST      ABSTENTIONS

      Proposal 2            2,575,808         7,717              4,457



Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


May 14, 2001                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 14, 2001                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer