Form 10-Q
period 2001-06-30
MICROWAVE FILTER CO INC /NY/
filed 2001-08-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2001

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

    Common Stock, $.10 Par Value -    2,904,781 shares as of June
30, 2001.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                              June 30, 2001         SEPTEMBER 30, 2000
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $ 1,139                $   625
Investments                               0                    925
Accounts receivable-trade, net          547                    897
Inventories                             986                  1,104
Deferred tax asset - current            178                    178
Prepaid expenses and other
 current assets                         117                     78
                                     --------              --------

Total current assets                  2,967                  3,807

Property, plant and equipment, net    1,325                  1,336
                                    --------               --------

Total assets                        $ 4,292                $ 5,143
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   171                $   392
Customer deposits                        14                    155
Accrued federal and state
 income taxes                            92                    189
Accrued payroll and related
 expenses                                88                    100
Accrued compensated absences            276                    267
Other current liabilities                52                    121
                                    --------               --------

Total current liabilities               693                  1,224

Deferred tax liability -
 noncurrent                              48                     48
                                    --------               --------



Total liabilities                       741                  1,272
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,385                  1,323
                                    --------               --------
                                      5,057                  4,995
Common stock in treasury,
 at cost                             (1,506)                (1,124)
                                    --------               --------

Total stockholders' equity            3,551                  3,871
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,292                $ 5,143
                                    ========               ========

See Accompanying Notes to Condensed Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS AND NINE MONTHS

                     ENDED JUNE 30, 2001 AND 2000
                             (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                2001          2000         2001         2000

Net sales                      $1,782        $2,242       $5,391       $5,711

Cost of goods sold              1,286         1,499        3,654        3,708
                               -------       -------      -------      -------
Gross profit                      496           743        1,737        2,003

Selling, general and
 administrative expenses          553           611        1,708        1,716
                               -------       -------      -------      -------
(Loss) income from
 operations                       (57)          132           29          287

Other income (net),
  principally interest             19            29           66           70
                               -------       -------      -------      -------

(Loss) income before
   income taxes                   (38)          161           95          357

(Benefit) provision for
   income taxes                   (13)           56           33          123
                               -------       -------      -------      -------

NET (LOSS) INCOME                ($25)         $105          $62         $234
                               =======       =======      =======      =======

Basic (loss) earnings
   per share                   ($0.01)        $0.03        $0.02        $0.07
                               =======       =======      =======      =======

Weighted average number of
  common shares outstanding     2,905         3,164        2,960        3,171
                               =======       =======      =======      =======

See Accompanying Notes to Condensed Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND NINE MONTHS ENDED

                            JUNE 30, 2001 AND 2000
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended       Nine months ended
                                     June 30                  June 30
                                2001          2000        2001         2000

Cash flows from operating
 activities:

Net income                   $  (25)        $  105      $   62        $  234

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    77             77         224           230

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable             181             (5)        350           (13)
Inventories                     430            180         118           108
Prepaid expenses & other
 assets                          21             38         (39)          (20)
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (409)          (197)       (531)          196
Deferred compensation &
 other liabilities                0             (2)          0            (5)
                             -------        -------    --------       -------

Net cash provided by
 operating activities           275            196         184           730
                             -------        -------    --------       -------

Cash flows from investing activities:

Investments                       0          (900)         925          (125)
Capital expenditures            (21)          (16)        (213)          (59)
                             -------        -------    --------       -------

Net cash provided by (used
 in) investing activities       (21)         (916)         712          (184)



Cash flows from financing activities:

Purchase of treasury stock        0             0         (382)          (60)
Cash dividend paid                0             0            0          (158)
                             -------        -------     -------       -------
Net cash (used in)
 financing activities             0             0         (382)         (218)

Increase (decrease) in cash
 and cash equivalents           254          (720)         514           328

Cash and cash equivalents
 at beginning of period         885         1,312          625           264
                             -------       -------      -------       -------

Cash and cash equivalents
 at end of period            $1,139          $592       $1,139          $592
                             =======       =======      =======       =======

See Accompanying Notes to Condensed Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2001



Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2000.



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

 Information by segment is as follows:
                               Three months ended   Nine months ended
 (thousands of dollars)             June 30,             June 30,
                                 2001      2000       2001      2000

Net Sales (Unaffiliated):
   MFC                          $1,245    $1,626     $4,445    $4,611
   NSI                             537       616        946     1,100
                                ------    ------     ------    ------
   Total                        $1,782    $2,242     $5,391    $5,711
                                ======    ======     ======    ======

Operating profit (loss): (a)
   MFC                            ($42)     $149       $133      $333
   NSI                             (15)      (17)      (104)      (46)
                                ------    ------     ------    ------
   Total                          ($57)     $132        $29      $287
                                ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $2,867    $3,742     $2,867    $3,742
   NSI                             286       578        286       578
                                ------    ------     ------    ------
   Subtotal                      3,153     4,320      3,153     4,320
   Corporate Assets - Cash
   And Cash Equivalents          1,139       592      1,139       592
                                ------    ------     ------    ------
   Total                        $4,292    $4,912     $4,292    $4,912
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

                                      June 30, 2001     September 30, 2000

Raw materials and stock parts             $684,216             $675,120
Work-in-process                            241,362              325,270
Finished goods                              60,561              103,440
                                        ----------           ----------
                                          $986,139           $1,103,830
                                        ==========           ==========

  The Company's provision for obsolescence equaled $297,634 at June 30, 2001 and $323,101 AT September 30, 2000.


Note 4. Subsequent Events

  On July 25, 2001, the Board of Directors of Microwave Filter Company, Inc. declared a three cents per share cash dividend. The dividend will be paid on September 19, 2001 to shareholders of record on August 22, 2001.


Note 5. Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company believes the Bulletin will not have a significant effect on its financial statements.

  In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and October 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 vs. THREE MONTHS ENDED JUNE 30, 2000.

  Net sales for the three months ended June 30, 2001 equaled $1,782,032, a decrease of $460,343 or 20.5% when compared to net sales of $2,242,375 for the three months ended June 30, 2000.

  MFC sales for the three months ended June 30, 2001 equaled $1,245,195, a decrease of $380,897 or 23.4% when compared to sales of $1,626,092 for the three months ended June 30, 2000. The decrease in MFC sales can primarily be attributed to the decrease in the sales of MFC's standard cable TV and wireless cable TV products, which management attributes to the downturn in the telecommunications marketplace.

  NSI sales for the three months ended June 30, 2001 equaled $536,837, a decrease of $79,446 or 12.9% when compared to sales of $616,283 for the three months ended June 30, 2000. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates.

  The Company's sales order backlog equaled $461,966 at June 30, 2001 compared to $831,388 at September 30, 2000. MFC's sales order backlog equaled $452,846 at June 30, 2001, a decrease of $177,588, when compared to sales order backlog of $630,434 at September 30, 2000. NSI's sales order backlog equaled $9,120 at June 30, 2001, a decrease of $191,834 when compared to sales order backlog of $200,954 at September 30, 2000. Both MFC and NSI have experienced reductions in sales orders due primarily to the unfavorable economic climate and reduced capital spending. If market conditions or demand does not improve, there can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

  For the three months ended June 30, 2001, the company recorded a net loss of $24,696 compared to net income of $105,486 for the three months ended June 30, 2000. The decrease in net income can primarily be attributed to the decrease in sales.

  Gross profit for the three months ended June 30, 2001 equaled $495,833, a decrease of $246,694 or 33.2% when compared to gross profit of $742,527 for the three months ended June 30, 2000. As a percentage of sales, gross profit equaled 27.8% for the three months ended June 30, 2001 compared to 33.1% for the three months ended June 30, 2000. The dollar decrease in gross profit can primarily be attributed to the decrease in sales. The decrease in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to product sales mix and the lower sales volume this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2001 equaled $552,396, a decrease of $58,510 or 9.6% when compared to SG&A expenses of $610,906 for the three months ended June 30, 2000. As a percentage of sales, SGA expenses increased to 31.0% for the three months ended June 30, 2001, when compared to 27.2% for the three months ended June 30, 2000, primarily due to the decrease in sales this year when compared to the same period last year. Sales commission expense was down this year due to the lower sales and planned reductions were realized in advertising and promotional expenses and profit sharing expense.


NINE MONTHS ENDED JUNE 30, 2001 vs. NINE MONTHS ENDED JUNE 30, 2000.

  Net sales for the nine months ended June 30, 2001 equaled $5,391,104, a decrease of $319,848 or 5.6% when compared to net sales of $5,710,952 for the nine months ended June 30, 2000.

  MFC sales for the nine months ended June 30, 2001 equaled $4,445,298, a decrease of $165,529 or 3.6% when compared to sales of $4,610,827 for the nine months ended June 30, 2000.

  NSI sales for the nine months ended June 30, 2001 equaled $945,806, a decrease of $154,319 or 14.0% when compared to sales of $1,100,125 for the nine months ended June 30, 2000.

  Net income for the nine months ended June 30, 2001 equaled $61,970, a decrease of $172,047 or 73.5% when compared to net income of $234,017 for the nine months ended June 30, 2000. The decrease in net income can primarily be attributed to the decrease in sales.

  Gross profit for the nine months ended June 30, 2001 equaled $1,737,499, a decrease of $265,457 or 13.3% when compared to gross profit of $2,002,956 for the nine months ended June 30, 2000. As a percentage of sales, gross profit equaled 32.2% for the nine months ended June 30, 2001 compared to 35.1% for the nine months ended June 30, 2000. The dollar decrease in gross profit can be attributed to the decrease in sales and lower margins. The decrease in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to product sales mix.

  SG&A expenses for the nine months ended June 30, 2001 equaled $1,708,322, a decrease of $7,802 or 0.5% when compared to SG&A expenses of $1,716,124 for the nine months ended June 30, 2000. As a percentage of sales, SGA expenses increased to 31.7% for the nine months ended June 30, 2001 when compared to 30.0% for the nine months ended June 30, 2000, primarily due to the decrease in sales this year when compared to the same period last year.

  On an industry segment basis, MFC's income from operations for the nine months ended June 30, 2001 equaled $133,084, a decrease of $199,935 or 60.0% when compared to income from operations of $333,019 for the nine months ended June 30, 2000. The decrease in MFC's income from operations can primarily be attributed to the decrease in sales volume and lower profit margins primarily due to product sales mix. NSI recorded a loss from operations of $103,907 for the nine months ended June 30, 2001 compared to a loss from operations of $46,187 for the nine months ended June 30, 2000.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $513,980 to $1,139,457 at June 30, 2001 when compared to $625,477 at September 30, 2000. The increase was a result of $183,375 in net cash provided by operating activities, $712,139 in net cash provided by investing activities and $381,534 in net cash used in financing activities.

  The decrease of $350,287 in accounts receivable at June 30, 2001 when compared to September 30, 2000 is attributable to decreased shipments during the quarter ended June 30, 2001 when compared to the quarter ended September 30, 2000. In addition, accounts receivable were offset by the application of customer deposits associated with the orders which were shipped during the quarter ended June 30, 2001.

  The decrease of $117,691 in inventories at June 30, 2001 when compared to September 30, 2000 can primarily be attributable to the decrease in sales order backlog.

  The decrease in accounts payable of $220,958 at June 30, 2001 when compared to September 30, 2000 can primarily be attributed to the decrease in purchases as a result of the decrease in sales orders.

  Cash provided by investing activities during the nine months ended June 30, 2001 consisted of funds provided by the sale of investments ($925,067) and funds used for capital expenditures ($212,928).

  Cash used in financing activities during the nine months ended June 30, 2001 consisted of funds used to repurchase common stock of the Company ($381,534).

  At June 30, 2001, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.





RECENT ACCOUNTING PRONOUNCEMENTS

  In December 1999,the Securities and Exchange Commission issued Staff Bulletin No. 101 ("SAB 101"), which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, will require implementation by the Company in the fourth quarter of fiscal 2001. The Company believes the Bulletin will not have a significant effect on its financial statements.

  In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and October 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Corporation is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.



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


August 14, 2001                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 14, 2001                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer