Form 10-K
period 2001-09-30
MICROWAVE FILTER CO INC /NY/
filed 2001-12-21
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 2001_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________to____________________________________

Commission file number__________________0-10976_________________________________

______________________Microwave Filter Company, Inc_____________________________
           (Exact name of registrant as specified in its charter)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on November 30, 2001 was $2,410,599.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at November 30, 2001:   2,904,781

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

BACKLOG
-------

  At September 30, 2001, the Company's total backlog of orders was $466,384 compared to $831,388 at September 30, 2000. At September 30, 2001, MFC's backlog of orders was $465,881 compared to $630,434 at September 30, 2000. At September 30, 2001, NSI's backlog of orders was $503 compared to $200,954 at September 30, 2000. The total Company backlog at September 30, 2001 is scheduled to ship during fiscal 2002. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The Company attributes the decrease in sales order backlog at September 30, 2001, when compared to the September 30, 2000, to the reduction in sales orders experienced over the last nine months primarily due to the unfavorable economic climate and reduced capital spending.

EMPLOYEES
---------

  At September 30, 2001, the Company employed 71 full-time permanent employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $362,518, $320,789 and $355,366 for the fiscal years 2001, 2000 and 1999, respectively. Research and development costs are charged to operations as incurred.


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



Fiscal 2001                        High      Low

Oct. 1, 2000 to Dec. 31, 2000   $  1.94   $  1.06
Jan. 1, 2001 to Mar. 31, 2001      2.22      1.25
Apr. 1, 2001 to June 30, 2001      1.50      1.12
July 1, 2001 to Sept. 30, 2001     1.22       .90


Fiscal 2000                        High      Low

Oct. 1, 1999 to Dec. 31, 1999   $  3.50   $  1.00
Jan. 1, 2000 to Mar. 31, 2000     23.00      1.13
Apr. 1, 2000 to June 30, 2000      4.50      1.75
July 1, 2000 to Sept. 30, 2000     2.75      1.50


  The approximate number of stockholders on September 30, 2001 was 2,800.

  On July 25, 2001, the Board of Directors declared a three cents per share cash dividend to shareholders of record on August 22, 2001 to be distributed on September 19, 2001.

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


Five Year Summary of Financial Data


                                                           September 30
                                     2001         2000         1999          1998         1997
Net Sales                        $ 6,848,191  $ 7,491,853  $ 6,572,949   $ 6,989,106   $ 6,175,425
Net Income (1)                   $   128,752  $   338,736  $   160,471   $    69,424   $   434,772
Total Assets                     $ 4,270,151  $ 5,142,708  $ 4,704,630   $ 5,051,078   $ 5,173,481
Long Term Debt                   $         0  $         0  $         0   $         0   $    46,065
Earnings Per Share               $       .04  $       .11  $       .05   $       .02   $       .12
Weighted Average Number of
Common Shares Outstanding*         2,946,284    3,169,061    3,283,098     3,535,522     3,548,240
Cash ($) Dividends Paid Per
   Share                         $       .03  $       .05  $       .05   $       .05   $       .05
*Adjusted for all stock dividends.


Net income as a percentage of:          2001         2000         1999         1998          1997
Sales.............................       1.9          4.5          2.4          1.0           7.0
Assets   ....................            3.0          6.6          3.4          1.4           8.4
Equity............................       3.6          8.8          4.3          1.7          10.2


(1) In the fourth quarter of 1997, the Company received life insurance death benefits of $350,000 as a result of the death of a former officer.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Microwave Filter Company, Inc. operates primarily in the United States and principally in two industries. The Company extends credit to business customers, including original equipment manufacturers (OEMs), distributors and other end users, based upon ongoing credit evaluations. Microwave Filter Company, Inc. designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial and defense electronics. Niagara Scientific, Inc., a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2001.


Product group (in thousands)  Fiscal 2001    Fiscal 2000   Fiscal 1999

Niagara Scientific               $  981         $1,285        $  406
Microwave Filter:
  Cable TV                        3,872          4,195         4,258
  RF/Microwave                    1,184            960         1,244
  Broadcast TV                      660            919           522
  Satellite Communications          151            133           143
  Total                          $6,848         $7,492        $6,573

Sales backlog at 9/30            $  466         $  832        $1,118

Fiscal 2001 compared to fiscal 2000

  Consolidated net sales for the fiscal year ended September 30, 2001 equaled $6,848,191, a decrease of $643,662 or 8.6% when compared to consolidated net sales of $7,491,853 during the fiscal year ended September 30, 2000. Both Microwave Filter Company, Inc. and Niagara Scientific, Inc. have experienced reductions in sales orders over the last nine months primarily due to the unfavorable economic climate and reduced capital spending.

  Microwave Filter Company, Inc. (MFC) sales decreased $340,159 or 5.5% to $5,866,629 during the fiscal year ended September 30, 2001 when compared to sales of $6,206,788 during the fiscal year ended September 30, 2000.

  The decrease in MFC sales can primarily be attributed to the decrease in the sales of the Company's standard Cable TV and wireless Cable TV product sales, which management attributes to the downturn in the telecommunications marketplace. MFC's Cable TV product sales were down $323,092 or 7.7% and MFC's Broadcast TV product sales, which include wireless cable products, were down $258,780 or 28.1% during the fiscal year ended September 30, 2001 when compared to the fiscal year ended September 30, 2000.

  MFC's RF/Microwave product sales increased $224,229 or 23.4% to $1,184,079 during the fiscal year ended September 30, 2001 when compared to sales of $959,850 during the fiscal year ended September 30, 2000. The increase can be attributed to an increase in sales to one customer on a long term contract which is scheduled for completion in fiscal 2002. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  Niagara Scientific, Inc. (NSI) sales decreased $303,503 or 23.6% to $981,562 for the fiscal year ended September 30, 2001 when compared to sales of $1,285,065 for the fiscal year ended September 30, 2000. Sales of NSI related equipment can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. Management attributes the decrease in NSI sales to the downturn in the economy and reduced capital spending.

  At September 30, 2001, the Company's total backlog of orders was $466,384 compared to $831,388 at September 30, 2000. At September 30, 2001, MFC's backlog of orders was $465,881 compared to $630,434 at September 30, 2000. At September 30, 2001, NSI's backlog of orders was $503 compared to $200,954 at September 30, 2000. The total Company backlog at September 30, 2001 is scheduled to ship during fiscal 2002. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The Company attributes the decrease in sales order backlog at September 30, 2001, when compared to the September 30, 2000, to the reduction in sales orders experienced over the last nine months primarily due to the unfavorable economic climate and reduced capital spending.

  Gross profit decreased $320,158 or 12.3% to $2,290,898 during the fiscal year ended September 30, 2001 when compared to gross profit of $2,611,056 during the fiscal year ended September 30, 2000. The dollar decrease in gross profit during fiscal 2001 when compared to fiscal 2000 can primarily be attributed to the decrease in sales. As a percentage of sales, gross profit equaled 33.5% during the fiscal year ended September 30, 2001 compared to 34.9% during the fiscal year ended September 30, 2000. The decrease in gross profit as a percentage of sales, when compared to last year, can be attributed to the lower sales volume and product sales mix.

  Selling, general and administrative (SG&A) expenses decreased $11,283 or 0.5% to $2,260,621 during the fiscal year ended September 30, 2001 when compared to SG&A expenses of $2,271,904 during the fiscal year ended September 30, 2000. As a percentage of sales, SG&A expenses increased to 33.0% during the fiscal year ended September 30, 2001 when compared to 30.3% during the fiscal year ended September 30, 2000, primarily due to the decrease in sales during fiscal 2001 when compared to fiscal 2000.

  Income from operations decreased $308,875 to $30,277 during the fiscal year ended September 30, 2001 when compared to income from operations of $339,152 during the fiscal year ended September 30, 2000. On an industry segment basis, MFC's income from operations decreased $277,792 to $285,914 for the fiscal year ended September 30, 2001 when compared to income from operations of $563,706 for the fiscal year ended September 30, 2000. NSI recorded a loss from operations of $180,020 for the fiscal year ended September 30, 2001 compared to a loss from operations of $150,906 for the fiscal year ended September 30, 2000. The decreases in income from operations can primarily be attributed to the decreases in sales during the fiscal year ended September 30, 2001 when compared to the fiscal year ended September 30, 2000. Corporate expenses increased $2,029 to $75,617 for the fiscal year ended September 30, 2001 when compared to $73,588 for the fiscal year ended September 30, 2000.

  The Company recognized an income tax benefit of $10,436 for the fiscal year ended September 30, 2001 compared to income tax expense of $112,508 during fiscal 2000 due primarily to the lower levels of pre-tax income for the fiscal year ended September 30, 2001 and to the recognition of research and experimentation tax credits in fiscal 2001.

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

                                          September 30
                                 2001         2000        1999
Cash & cash equivalents        $373,142     $625,447     $264,147
Investments                    $900,359     $925,067     $774,649
Working capital              $2,288,932   $2,582,446   $2,213,458
Current ratio                 4.18 to 1    3.11 to 1    3.35 to 1
Long-term debt                  $     0      $     0      $     0

  Cash and cash equivalents decreased $252,335 to $373,142 at September 30, 2001 when compared to $625,447 at September 30, 2000. The decrease was a result of $417,135 in net cash provided by operating activities, $200,792 in net cash used in investing activities and $468,678 in net cash used in financing activities.

  The decrease of $296,734 in accounts receivable at September 30, 2001 when compared to September 30, 2000 can primarily be attributed to the decrease in shipments during the quarter ended September 30, 2001 when compared to the same period last year.

  The decrease of $219,851 in inventories at September 30, 2001 when compared to September 30, 2000 can primarily be attributed to the decrease in sales order backlog at September 30, 2001 when compared to September 30, 2000. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $297,634 at September 30, 2001 compared to $323,101 at September 30, 2000. The decrease of $25,467 in inventory reserves can primarily be attributed to the sales of previously reserved inventory and disposals during fiscal 2001. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to a new cost basis.

  The decrease of $332,505 in accounts payable and customer deposits at September 30, 2001 when compared to September 30, 2000 can also be attributed to the decrease in sales order backlog at September 30, 2001 when compared to September 30, 2000.

  Cash used in investing activities during fiscal 2001 consisted primarily of funds used for capital expenditures. Capital expenditures were $225,500 in fiscal 2001 and $96,578 in fiscal 2000.

  Cash used in financing activities consisted of funds used to repurchase common stock of the Company ($381,534) and funds used to pay a cash dividend ($87,144).

  The Company's Board of Directors had authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. On January 26, 2000, the Company's Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. During fiscal 2001, 259,400 shares were repurchased using existing cash balances. Management believes the common stock repurchase program, given the Company's present cash position as well as the current market price of the stock, reflects its belief in the fundamental strength of the business and also reflects its commitment to enhancing shareholder value.

  At September 30, 2001, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

PENDING PRONOUNCEMENTS
----------------------

  In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and October 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This has no material impact on the financial statements of the Company. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company believes SFAS 142 will not have a material impact on its financial statements.

  In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on the accounting for long-lived assets to be held and used and for assets to be disposed of through sale or other means. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial statements.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2001. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

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

  None.


                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/30/01   Class


TRUDI B. ARTINI       Mrs. Artini is an independent          82,435       2.8%
(a)(b)(d)             investor in MFC and various other
Age 79                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor     58,571       2.0%
(a)(b)(d)             of Psychiatry at Upstate Medical
Age 77                University, State University of New
Director since 1977   York at Syracuse. He was a faculty
                      member from 1958 until his retirement
                      in 1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. He was elected to
                      serve as a Skaneateles Town Councilman
                      from 1990 to 1998. In 1980, he was a
                      founding member of the Skaneateles
                      Festival of Chamber Music.

LOUIS MISENTI         President and Principal               359,114      12.4%
Age 74                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

                                                        Common Shares
                                                         Actually or    Percent
                                                         Beneficially     of
Director             Principal occupation              Owned 11/30/01    Class

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           82,373       2.8%
(a)(d)                President and Chief Executive
Age 59                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

MILO PETERSON         Mr. Peterson has served as            108,570       3.7%
(a)(d)                Executive Vice President and
Age 61                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 56                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation               Owned 11/30/01   Class

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 60                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is a corporate               13,335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 60                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

Daniel Galbally       Mr. Galbally is an accountant           1,489        *
(b)(c)                for Nucor Steel Auburn, Inc.
Age 54                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 713,327 shares or approximately 25% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      59      President and Chief Executive Officer

        Richard L. Jones        53      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        61      Vice President and Corporate Secretary

        Paul W. Mears           42      Vice President of Engineering

        Terry C. Owens          47      Vice President of Sales

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2001, 2000 and 1999, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2001    126,832       -
   President and CEO               2000    120,197       -
                                   1999    110,966       -


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

  MFC's contributions to the plans for the years ended September 30, 2001, 2000 and 1999 amounted to $112,461, $115,932 and $82,720, respectively.

STOCK OPTIONS
-------------

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2001 or 2000.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors receive fees of $400.00 per board and committee meetings. MFC also reimburses directors for reasonable expenses incurred in attending meetings. The Chairman of the Board and Officer members receive no compensation for their attendance at meetings. During fiscal 2001, the Company paid Louis S. Misenti $25,000 in compensation for his services as Chairman of the Board of Directors of Microwave Filter Company, Inc.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on November 30, 2001.

                                                                    % of
                                                                 Outstanding
                                                               Number of shares
                                                                   Common
Name of Beneficial Owner   Address           Beneficially Owned ____Stock____

Frederick A. Dix &         209 Watson Rd.          244,007           8.4%
Marjorie Dix               N. Syracuse, NY 13212


Louis S. Misenti           140 Clearview Rd.       359,114          12.4%
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

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 2001.

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

Dated:  December 20, 2001

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

Dated:  December 20, 2001

                 ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................26
Consolidated Balance Sheets as of September 30, 2001 and 2000....27
Consolidated Statements of Operations for the Years
  Ended September 30, 2001, 2000 and 1999 .......................28
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2001, 2000 and 1999 .......................29
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2001, 2000 and 1999 .......................30
Notes to Consolidated Financial Statements.......................31-37


SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999:

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Microwave Filter Company, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Syracuse, New York
November 16, 2001

          Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2001       2000
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $  373,142  $  625,477
  Investments                                               900,359     925,067
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $41,000 and $44,000                600,087     896,821
  Inventories                                               883,979   1,103,830
  Deferred tax asset - current                              164,928     177,901
  Prepaid expenses and other current assets                  86,949      77,455
                                                          ---------   ---------
    Total current assets                                  3,009,444   3,806,551

Property, plant and equipment, net                        1,260,707   1,336,157
                                                          ---------   ---------

      Total Assets                                       $4,270,151  $5,142,708
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  192,146  $  392,118
  Customer deposits                                          22,839     155,372
  Accrued federal and state income taxes                     60,622     188,769
  Accrued payroll and related expenses                      108,741     100,057
  Accrued compensated absences                              265,467     267,327
  Other current liabilities                                  70,697     120,462
                                                          ---------   ---------
    Total current liabilities                               720,512   1,224,105

Deferred tax liability - noncurrent                          19,238      48,276
                                                          ---------   ---------

    Total liabilities                                       739,750   1,272,381
                                                          ---------   ---------
Commitments

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,317,688 in 2001 and 4,317,688 in 2000          431,769     431,769
  Additional paid-in capital                              3,239,867   3,239,867
  Retained earnings                                       1,364,479   1,322,871

  Common stock in treasury, at cost,
  1,412,907 shares in 2001 and 1,153,502 shares in 2000  (1,505,714) (1,124,180)
                                                          ---------   ---------

    Total stockholders' equity                            3,530,401   3,870,327
                                                          ---------   ---------

      Total Liabilities and Stockholders' Equity         $4,270,151  $5,142,708
                                                         ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2001             2000            1999
                                       ----             ----            ----

Net sales                           $6,848,191       $7,491,853      $6,572,949

Cost of goods sold                   4,557,293        4,880,797       4,038,783
                                     ---------        ---------       ---------

    Gross profit                     2,290,898        2,611,056       2,534,166

Selling, general
  and administrative expenses        2,260,621        2,271,904       2,403,178
                                     ---------        ---------       ---------

    Income from operations              30,277          339,152         130,988


Non-operating Income (Expense)
    Interest income                     56,519           66,976          43,514
    Interest expense                      (229)            (902)         (2,174)
    Miscellaneous                       31,749           46,018          23,513
                                      ---------        ---------       ---------

    Income before income taxes         118,316          451,244         195,841


Provision (benefit) for
  income taxes                         (10,436)         112,508          35,370
                                     ---------        ---------       ---------

NET INCOME                            $128,752         $338,736        $160,471
                                     =========        =========       =========

Earnings Per Common Share                $0.04            $0.11           $0.05
                                     =========        =========       =========

Weighted average number of common
  shares outstanding                 2,946,284        3,169,061       3,283,098
                                     =========        =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2001, 2000 and 1999
            -----------------------------------------------------



                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1998          4,294,733   $429,473   $3,222,613   $1,146,516   810,203   ($721,790)   $4,076,812

Net income                                                         160,471                             160,471
Stock issued to directors      22,955      2,296       17,254                                           19,550
Purchase of treasury stock                                                   293,380    (341,949)     (341,949)
Donated capital                                                                   53
Cash dividend paid
        ($.05 per share)                                          (164,643)                           (164,643)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 1999          4,317,688    431,769    3,239,867    1,142,344 1,103,636  (1,063,739)    3,750,241

Net income                                                         338,736                             338,736
Purchase of treasury stock                                                    49,866     (60,441)      (60,441)
Cash dividend paid
     ($.05 per share)                                             (158,209)                           (158,209)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2000          4,317,688    431,769    3,239,867    1,322,871 1,153,502  (1,124,180)    3,870,327

Net income                                                         128,752                             128,752
Purchase of treasury stock                                                   259,400    (381,534)     (381,534)
Donated capital                                                                    5
Cash dividend paid
     ($.03 per share)                                              (87,144)                            (87,144)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2001          4,317,688   $431,769   $3,239,867   $1,364,479 1,412,907 ($1,505,714)   $3,530,401
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2001      2000       1999
                                                  ----      ----       ----

Cash flows from operating activities:
       Net income                              $128,752   $338,736   $160,471

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                300,950    308,145    306,600
    Inventory obsolescence provision                  0          0        528
    Stock compensation                                0          0     19,550
    Deferred income taxes                       (16,065)    27,890    (34,068)
  Changes in assets and liabilities:
    Accounts receivable-trade, net              296,734   (200,144)   (44,926)
    Federal and state income taxes             (128,147)   113,241    131,341
    Inventories                                 219,851     88,429    135,599
    Other assets                                 (9,494)   (11,341)   (28,233)
    Accounts payable and customer deposits     (332,505)    61,366     19,383
    Accrued payroll, compensated absences and
      related expenses                            6,824     56,783    (15,506)
    Other current liabilities                   (49,765)    49,267    (10,047)
    Deferred compensation                             0     (5,396)    (6,598)
                                               --------   --------    -------
    Net cash provided by operating activities   417,135    826,976    634,094
                                               --------   --------    -------
Cash flows from investing activities:
  Investments                                    24,708   (150,418)  (774,649)
  Capital expenditures                         (225,500)   (96,578)  (280,368)
                                               --------   --------   --------
    Net cash used in investing activities      (200,792)  (246,996)(1,055,017)
                                               --------   -------- ----------
Cash flows from financing activities:
  Principal payments on long-term debt                0          0    (44,851)
  Purchase of treasury stock                   (381,534)   (60,441)  (341,949)
  Cash dividend paid                            (87,144)  (158,209)  (164,643)
                                               --------   --------   --------
    Net cash used in financing activities      (468,678)  (218,650)  (551,443)
                                               --------   --------   --------
    Net (decrease) increase
         in cash and cash equivalents          (252,335)   361,330   (972,366)

Cash and cash equivalents at beginning of year  625,477    264,147  1,236,513
                                               --------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $373,142   $625,477   $264,147
                                               ========   ======== ==========





Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                      $200       $900     $2,800
    Income taxes                              $128,800     $5,700    $25,000


  The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a. Nature of Business

 Microwave Filter Company, Inc. operates primarily in the United States and principally in two industries. The Company extends credit to business customers, including original equipment manufacturers (OEMs), distributors and other end users, based upon ongoing credit evaluations. Microwave Filter Company, Inc. designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial and defense electronics. Niagara Scientific, Inc. custom designs case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.

b.  Basis of Consolidation

  The consolidated financial statements include the accounts of Microwave Filter Company, Inc. (MFC) and its wholly-owned subsidiaries, Niagara Scientific, Inc. (NSI) and Microwave Filter International, LTD. (MFI); located in Syracuse, New York. All significant intercompany balances and transactions have been eliminated in consolidation.

c.  Revenue Recognition

  In the fourth quarter of fiscal 2001, the Company implemented the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition. The adoption of this guidance did not have a material impact on the results of operations of the Company. The Company recognizes revenue at the time products are shipped to customers and title and risk of loss have passed to the customer. The Company is not required to install any of its products. Payments received from customers in advance of products shipped are recorded as customer advance payments until earned.


d. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 2001 and September 30, 2000 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 2001 and 2000.

e. Investments

 Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

f. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

g.  Research and Development

 Costs in connection with research and development, which amount to $362,518, $320,789 and $355,366 for the fiscal years 2001, 2000 and 1999, respectively, are charged to operations as incurred.

h. Property, Plant and Equipment

 Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Buildings and building improvements are depreciated over an estimated service life of 20 to 30 years. Machinery and equipment are depreciated over an estimated useful life of 3 to 10 years. Office equipment and fixtures are depreciated over an estimated useful life of 3 to 10 years. At the time of sale or retirement, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized in income.

i. Income Taxes

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

j. Earnings Per Share

 The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. The Company had no dilutive potential common shares outstanding for the years ended September 30, 2001, 2000 or 1999. Income used in the EPS calculation is net income for each year.

k. Fair Value of Financial Instruments

 The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

 The Company currently does not trade in or utilize derivative financial instruments.

l. Miscellaneous Non-operating Income

  Miscellaneous non-operating income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

m. Use of Estimates

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

2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          2001                 2000
                                          ----                 ----
  Raw materials and stock parts         $701,974             $675,120
  Work-in-process                        105,713              325,270
  Finished goods                          76,292              103,440
                                        --------            ---------
                                        $883,979           $1,103,830
                                        ========           ==========

  The Company's reserve for obsolescence equaled $297,634 at September 30, 2001 and $323,101 at September 30, 2000.


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2001                 2000
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,803,653            1,803,653
  Machinery and equipment              2,898,848            2,790,337
  Office equipment and fixtures        1,455,373            1,385,137
                                       ---------            ---------
                                       6,300,874            6,122,127
  Less: Accumulated depreciation       5,040,167            4,785,970
                                       ---------            ---------
                                      $1,260,707           $1,336,157
                                      ==========           ==========

Fully depreciated assets in use at 2001 and 2000 amounted to approximately $3,283,000 and $3,085,000, respectively.

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

 The Company's matching contributions to the 401-K plan for the years ended September 30, 2001, 2000 and 1999 were $92,461, $65,932 and $62,720 , respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $20,000, $50,000 and $20,000 in 2001, 2000 and 1999, respectively.

6. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2005. Rental expense under these leases for the years ended September 30, 2001, 2000 and 1999 amounted to $14,410, $15,353 and $61,420, respectively.

 Minimum rental commitments at September 30, 2001 for these leases are:

        Year Ended     Principal
       September 30    Payments
       ------------    --------

           2002         14,888
           2003         11,580
           2004          4,965
           2005          1,655
                       -------
                       $33,088
                       =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                              Year Ended September 30
                           2001         2000        1999
Currently payable:
  Federal                 $4,629      $78,618      $68,438
  State                    1,000        6,000        1,000
Deferred (credit)        (16,065)      27,890      (34,068)
                         -------      -------      -------
                        ($10,436)    $112,508      $35,370
                         =======      =======      =======

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2001______   ______2000______  ______1999______
                           Amount    %       Amount    %       Amount    %
Statutory tax rate        $40,227   34.0%  $153,423   34.0%   $66,586   34.0%
Surtax exemption           (7,995)  (6.8%)                     (6,958)  (3.5%)
State income tax net of:
 Federal benefit              660    0.6%     3,960    0.9%       820    0.4%
Foreign sales corp.
 benefit                   (7,912)  (6.7%)  (14,712)  (3.3%)   (5,558)  (2.8%)
Research and experimentation
 tax credits              (31,860) (26.9%)  (29,398)  (6.5%)  (27,903) (14.3%)
Other                      (3,556)  (3.0%)     (765)  (0.2%)    8,383    4.3%
                         --------  ------   -------   ------   ------- ------
                         ($10,436)  (8.8%) $112,508   24.9%   $35,370   18.1%
                          =======    ====  ========   =====    ======   =====



 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            2001          2000
                                            ----          ----
  Inventory                               $90,289        $98,354
  Accrued vacation                         62,704         65,215
  Accounts receivable                      11,935         14,332
                                          -------        -------
  Net deferred tax assets - current      $164,928       $177,901
                                         ========       ========

  Accelerated depreciation               ($86,604)      ($90,068)
  Research and experimentation
   tax credit carry forward                27,967          2,393
  AMT credit carry forward                 39,399         39,399
                                           ------       --------
  Net deferred tax liabilities
   - noncurrent                          ($19,238)      ($48,276)
                                           ======        =======

 Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. Research and experimentation tax credit carry forwards expire in 2019 and 2020. At September 30, 2001, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     2001        2000       1999
Net Sales (Unaffiliated):
  MFC                               $5,867      $6,207     $6,167
  NSI                                  981       1,285        406
  Total                             $6,848      $7,492     $6,573

Operating Profit (Loss): (a)
  MFC                                 $286        $563       $412
  NSI                                 (180)       (151)      (209)
  Corporate                            (76)        (73)       (72)
  Total                                $30        $339       $131

Identifiable Assets: (b)
  MFC                               $3,696      $3,921     $4,014
  NSI                                  201         597        427
  Subtotal                           3,897       4,518      4,441
  Corporate Assets-Cash and
  Cash Equivalents                     373         625        264
  Total                             $4,270      $5,143     $4,705

Depreciation Expense:
  MFC                                 $296        $282       $280
  NSI                                    5          26         27
  Total                               $301        $308       $307

Capital Expenditures:
  MFC                                 $226         $91       $280
  NSI                                    0           6          0
  Total                               $226         $97       $280

Significant Export Sales:
  MFC                                 $554        $808       $845


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

9. STOCK OPTIONS

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2001, 2000 or 1999.

10. LEGAL  MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.


11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2001 and 2000:

                                        2001 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,929,618    $1,679,454    $1,782,032    $1,457,087

Cost of sales          $1,251,200    $1,116,206    $1,286,199    $  903,688

Net income (loss)      $   78,575    $    8,091    $  (24,696)   $   66,782

Earnings (loss)
 per common share:     $      .03    $      .00    $     (.01)   $      .02


                                        2000 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,569,449    $1,899,128    $2,242,375    $1,780,901

Cost of sales          $  934,107    $1,274,041    $1,499,848    $1,172,801

Net income             $   64,509    $   64,022    $  105,486    $  104,719

Earnings per
 common share:         $      .02    $      .02    $      .03    $      .04

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

10.6     Stock Purchase Agreement dated February 8, 1993 between Glyn and      *
         Emily Bostick and MFC.

 * Previously filed

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Microwave Filter Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 16, 2001 included in this 2001 Annual Report on Form 10-K of Microwave Filter Company, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Syracuse, New York
November 16, 2001

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2001, 2000 and 1999




Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2001
Allowance for doubtful accounts                 $44,023                                          $2,868      $41,155
Inventory valuation reserves                    323,101                                          25,467      297,634
                                               --------             --------      -------       -------     --------
                                               $367,124                   $0           $0       $28,335     $338,789
                                               ========             ========      =======      ========     ========


Year ended September 30, 2000
Allowance for doubtful accounts                 $45,970                                          $1,947      $44,023
Inventory valuation reserves                    373,162                                          50,061      323,101
                                               --------             --------      -------       -------     --------
                                               $419,132                   $0           $0       $52,008     $367,124
                                               ========             ========      =======      ========     ========


Year ended September 30, 1999

Allowance for doubtful accounts                 $52,622                   $0                     $6,652      $45,970
Inventory valuation reserves                    372,634                  528                          0      373,162
                                               --------             --------      -------       -------     --------
                                               $425,256                 $528           $0        $6,652     $419,132
                                               ========             ========      =======       =======     ========

