Form 10-Q
period 2001-12-31
MICROWAVE FILTER CO INC /NY/
filed 2002-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2001

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

    Common Stock, $.10 Par Value -    2,904,781 shares as of December
31, 2001.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                            December 31, 2001      SEPTEMBER 30, 2001
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $ 1,441                $   373
Investments                             390                    900
Accounts receivable-trade, net          926                    600
Inventories                           1,054                    884
Deferred tax asset - current            165                    165
Prepaid expenses and other
 current assets                         122                     87
                                     --------              --------

Total current assets                  4,098                  3,009

Property, plant and equipment, net    1,224                  1,261
                                    --------               --------

Total assets                        $ 5,322                $ 4,270
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   359                $   192
Customer deposits                       231                     23
Accrued federal and state
 income taxes                           256                     61
Accrued payroll and related
 expenses                               159                    109
Accrued compensated absences            285                    265
Other current liabilities               107                     71
                                    --------               --------

Total current liabilities             1,397                    721


Deferred tax liability -
 noncurrent                              19                     19
                                    --------               --------


Total liabilities                     1,416                    740
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,740                  1,364
                                    --------               --------
                                      5,412                  5,036
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            3,906                  3,530
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 5,322                $ 4,270
                                    ========               ========

See Accompanying Notes to Condensed Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS ENDED

                      DECEMBER 31, 2001 AND 2000
                             (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2001          2000

Net sales                      $2,390        $1,929

Cost of goods sold              1,220         1,251
                               -------       -------
Gross profit                    1,170           678

Selling, general and
 administrative expenses          610           583
                               -------       -------
Income from operations            560            95

Other income (net),
  principally interest             13            25
                               -------       -------

Income before income taxes        573           120

Provision for income taxes        198            41
                               -------       -------

NET INCOME                       $375           $79
                               =======       =======

Basic earnings per share        $0.13         $0.03
                               =======       =======

Weighted average number of
  common shares outstanding     2,905         3,064
                               =======       =======

See Accompanying Notes to Condensed Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE THREE MONTHS ENDED

                           DECEMBER 31, 2001 AND 2000
                                  (Unaudited)

(Amounts in thousands)

                                Three months ended
                                   December 31
                                2001          2000

Cash flows from operating
 activities:

Net income                   $   375        $   79

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization     65            71

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable             (326)          129
Inventories                     (170)           (3)
Prepaid expenses & other
 assets                          (35)          (53)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        677           (85)
                             -------        -------

Net cash provided by
 operating activities            586           138
                             -------        -------

Cash flows from investing activities:

Investments                      510           (18)
Capital expenditures             (28)          (93)
                              -------        -------

Net cash provided by
 investing activities            482          (111)



Cash flows from financing activities:

Purchase of treasury stock         0          (327)
                             -------        -------
Net cash (used in)
 financing activities              0          (327)

Increase (decrease) in cash
 and cash equivalents          1,068          (300)

Cash and cash equivalents
 at beginning of period          373           625
                             -------        -------

Cash and cash equivalents
 at end of period             $1,441        $  325
                             =======        =======

See Accompanying Notes to Condensed Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2001



Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2001.


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

 Information by segment is as follows:
                               Three months ended
 (thousands of dollars)           December 31,
                                 2001      2000

Net Sales (Unaffiliated):
   MFC                          $2,369    $1,653
   NSI                              21       276
                                ------    ------
   Total                        $2,390    $1,929
                                ======    ======

Operating profit (loss): (a)
   MFC                            $614      $147
   NSI                             (54)      (52)
                                ------    ------
   Total                          $560       $95
                                ======    ======

Identifiable assets: (b)
   MFC                          $3,944    $4,096
   NSI                             436       389
                                ------    ------
   Subtotal                      4,380     4,485
   Corporate Assets - Cash
   And Cash Equivalents            942       325
                                ------    ------
   Total                        $5,322    $4,810
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

  (thousands of dollars)            December 31, 2001    September 30, 2001

Raw materials and stock parts              $659                 $702
Work-in-process                             324                  106
Finished goods                               71                   76
                                         ------                 ----
                                         $1,054                 $884
                                         ======                 ====

  The Company's provision for obsolescence equaled $297,634 at December 31, 2001 and September 30, 2001.



Note 4. Recent Accounting Pronouncements

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 vs. THREE MONTHS ENDED DECEMBER 31, 2000.

  Net sales for the three months ended December 31, 2001 equaled $2,390,460, an increase of $460,842 or 23.9% when compared to net sales of $1,929,618 for the three months ended December 31, 2000.

  MFC sales for the three months ended December 31, 2001 equaled $2,369,728, an increase of $716,245 or 43.3% when compared to sales of $1,653,483 for the three months ended December 31, 2000. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's standard cable/satellite TV products, which management attributes to an increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems. This increase in demand can primarily be attributed to the increased security measures being taken as a result of the September 11th terrorist attacks. The Company is uncertain how long this demand will continue and what levels it will reach. Investment has been made to increase manufacturing capacity in these product areas. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

  Due to current economic conditions, MFC has experienced declines in sales in some product markets. MFC's RF/Microwave product sales were down $54,369 or 19.9% to $218,927 when compared to sales of $273,296 for the three months ended December 31, 2000. MFC's Broadcast TV/Wireless product sales were down $100,640 or 40% to $151,049 when compared to $251,689 for the three months ended December 31, 2000. MFC's sales order backlog was also down at December 31, 2001 when compared to September 30, 2001. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. MFC's sales order backlog equaled $294,080 at December 31, 2001 compared to $465,881 at September 30, 2001. Approximately 85% of MFC's sales order backlog at December 31, 2001 is scheduled to ship by September 30, 2002. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the three months ended December 31, 2001 equaled $20,732, a decrease of $255,403 or 92.5% when compared to sales of $276,135 for the three months ended December 31, 2000. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At December 31, 2001, NSI's backlog increased $589,049 to $589,552 when compared to $503 at September 30, 2001. NSI's total backlog is scheduled to ship by September 30, 2002.

  Net income for the three months ended December 31, 2001 equaled $375,492, an increase of $296,917 or 378% when compared to net income of $78,575 for the three months ended December 31, 2000. The increase in net income can primarily be attributed to the increase in sales.

  Gross profit for the three months ended December 31, 2001 equaled $1,170,091, an increase of $491,673 or 72.5% when compared to gross profit of $678,418 for the three months ended December 31, 2000. As a percentage of sales, gross profit equaled 48.9% for the three months ended December 31, 2001 compared to 35.2% for the three months ended December 31, 2000. The dollar increase in gross profit can be attributed to both the improvement in gross profit as a percentage of sales and the increased sales volume. The improvement in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to product sales mix, operational efficiencies and significant economies of scale due to the higher production volume.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2001 equaled $609,673, an increase of $26,422 or 4.5% when compared to SG&A expenses of $583,251 for the three months ended December 31, 2000. SGA expenses decreased to 25.5% of sales for the three months ended December 31, 2001 when compared to 30.2% of sales for the three months ended December 31, 2000, primarily due to the increase in sales this year when compared to the same period last year.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $1,067,638 to $1,440,780 at December 31, 2001 when compared to $373,142 at September 30, 2001. The increase was a result of $585,565 in net cash provided by operating activities and $482,073 in net cash provided by investing activities.

  The increase of $325,852 in accounts receivable at December 31, 2001 when compared to September 30, 2001 is attributable to increased shipments during the quarter ended December 31, 2001 when compared to the quarter ended September 30, 2001.

  The increase of $169,849 in inventories at December 31, 2001 when compared to September 30, 2001 can primarily be attributable to the increase in the sales order backlog at December 31, 2001.

  The increase in accounts payable of $166,545 at December 31, 2001 when compared to September 30, 2001 can primarily be attributed to the increase in purchases as a result of the increase in the sales order backlog.

  The increase of $207,913 in customer deposits at December 31, 2001 when compared to September 30, 2001 can primarily be attributable to the increase in the sales order backlog.

  The increase in accrued federal and state income taxes payable of $195,399 at December 31, 2001 when compared to September 30, 2001 can primarily be attributed to the increase in income.

  Cash provided by investing activities during the three months ended December 31, 2001 consisted of funds provided by the sale of investments ($510,008) and funds used for capital expenditures ($27,935).

  At December 31, 2001, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

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


                               MICROWAVE FILTER COMPANY, INC.


February 13, 2002                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 13, 2002                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer