Form 10-Q
period 2002-03-31
MICROWAVE FILTER CO INC /NY/
filed 2002-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2002

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

    Common Stock, $.10 Par Value -    2,904,781 shares as of March 31, 2002.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                              MARCH 31, 2002         SEPTEMBER 30, 2001
                               (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $   581                $   373
Investments                           1,430                    900
Accounts receivable-trade, net          802                    600
Inventories                           1,009                    884
Deferred tax asset - current            165                    165
Prepaid expenses and other
 current assets                         143                     87
                                     --------              --------

Total current assets                  4,130                  3,009

Property, plant and equipment, net    1,166                  1,261
                                    --------               --------

Total assets                        $ 5,296                $ 4,270
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   331                $   192
Customer deposits                       180                     23
Accrued federal and state
 income taxes                           340                     61
Accrued payroll and related
 expenses                               155                    109
Accrued compensated absences            302                    265
Other current liabilities               108                     71
                                    --------               --------

Total current liabilities             1,416                    721

Deferred tax liability -
 noncurrent                              19                     19
                                    --------               --------



Total liabilities                     1,435                    740
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,695                  1,364
                                    --------               --------
                                      5,367                  5,036
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            3,861                  3,530
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 5,296                $ 4,270
                                    ========               ========

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 2002 AND 2001
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2002          2001         2002         2001


Net sales                      $2,111        $1,679       $4,501       $3,609

Cost of goods sold              1,317         1,116        2,537        2,367
                               -------       -------      -------      -------
Gross profit                      794           563        1,964        1,242

Selling, general and
 administrative expenses          562           573        1,172        1,156
                               -------       -------      -------      -------
(Loss) income from
 operations                       232           (10)         792           86

Other income (net),
  principally interest             11            22           24           46
                               -------       -------      -------      -------

Income before income
   taxes                          243            12          816          132

Provision for income
   taxes                           84             4          282           46
                               -------       -------      -------      -------

NET INCOME                       $159            $8         $534          $86
                               =======       =======      =======      =======

Basic earnings per
   share                        $0.05         $0.00        $0.18        $0.03
                               =======       =======      =======      =======

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 2002 AND 2001
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                2002          2001        2002         2001


Cash flows from operating
 activities:

Net income                   $  159         $    8      $  534        $   86

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    66             76         131           147

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable             124             40        (201)          169
Inventories                      45           (309)       (125)         (312)
Prepaid expenses & other
 assets                         (21)            (8)        (57)          (60)
Increase (decrease) in:
Accounts payable & accrued
 expenses                        18            (37)        695          (120)
                             -------        -------    --------       -------

Net cash provided by (used
 in) operating activities       391           (230)        977           (90)
                             -------        -------    --------       -------

Cash flows from investing
activities:

Investments                  (1,040)           943        (530)          925
Capital expenditures             (8)           (99)        (36)         (193)
                             -------        -------    --------       -------

Net cash provided by (used
 in) investing activities    (1,048)           844        (566)          732



Cash flows from financing
activities:

Purchase of treasury stock        0            (54)          0          (382)
Cash dividend paid             (203)             0        (203)            0
                             -------        -------     -------       -------
Net cash used in
 financing activities          (203)           (54)       (203)         (382)

(Decrease) increase in cash
 and cash equivalents          (860)           560         208           260

Cash and cash equivalents
 at beginning of period       1,441            325         373           625
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  581         $  885      $  581        $  885
                             =======        =======     =======       =======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the six month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2001.

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

Information by segment is as follows:
                               Three months ended    Six months ended
 (thousands of dollars)             March 31             March 31,
                                 2002      2001       2002      2001

Net Sales (Unaffiliated):
   MFC                          $1,722    $1,546     $4,091    $3,200
   NSI                             389       133        410       409
                                ------    ------     ------    ------
   Total                        $2,111    $1,679     $4,501    $3,609
                                ======    ======     ======    ======

Operating profit (loss): (a)
   MFC                            $229      $27       $843      $175
   NSI                               3      (37)       (51)      (89)
                                ------    ------     ------    ------
   Total                          $232     ($10)      $792       $86
                                ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $4,162    $3,231     $4,162    $3,231
   NSI                             553       611        553       611
                                ------    ------     ------    ------
   Subtotal                      4,715     3,842      4,715     3,842
   Corporate Assets - Cash
   And Cash Equivalents            581       885        581       885
                                ------    ------     ------    ------
   Total                        $5,296    $4,727     $5,296    $4,727
                                ======    ======     ======    ======

(a) Operating profit (loss) is total revenue less cost of goods sold and operating expenses. In computing operating profit, none of the following items have been added or deducted: interest expense, income taxes and miscellaneous income. Expenses incurred on behalf of both Companies are allocated based upon estimates of their relationship to each entity.

(b) Identifiable assets by industry are those assets that are used in the Companies operations in each industry.

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

  (thousands of dollars)              March 31, 2002    September 30, 2001

Raw materials and stock parts              $630                 $702
Work-in-process                             314                  106
Finished goods                               65                   76
                                         ------                 ----
                                         $1,009                 $884
                                         ======                 ====

  The Company's provision for obsolescence equaled $297,634 at March 31, 2002 and September 30, 2001.



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


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2002 vs. THREE MONTHS ENDED MARCH 31, 2001.

  Net sales for the three months ended March 31, 2002 equaled $2,110,951, an increase of $431,497 or 25.7% when compared to net sales of $1,679,454 for the three months ended March 31, 2001.

  MFC sales for the three months ended March 31, 2002 equaled $1,721,592, an increase of $174,972 or 11.3% when compared to sales of $1,546,620 for the three months ended March 31, 2001. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's standard cable/satellite TV products, which management attributes to the increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems. This increase in demand can primarily be attributed to the increased security measures being taken as a result of the September 11th terrorist attacks. The Company is uncertain how long this demand will continue and what levels it will reach. Investment has been made to increase manufacturing capacity in these product areas. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

  Due to current economic conditions, MFC has experienced declines in sales in some product markets. For the three months ended March 31, 2002, MFC's RF/Microwave product sales were down $122,963 or 30.2% to $284,669 when compared to sales of $407,632 for the three months ended March 31, 2001. For the three months ended March 31, 2002, MFC's Broadcast TV/Wireless product sales were down $128,642 or 57.5% to $94,923 when compared to sales of $223,565 for the three months ended March 31, 2001.


   MFC's sales order backlog equaled $399,768 at March 31, 2002, an increase of $105,688 when compared to sales order backlog of $294,080 at December 31, 2001. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 90% of MFC's sales order backlog at March 31, 2002 is scheduled to ship by September 30, 2002.

  The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the three months ended March 31, 2002 equaled $389,359, an increase of $256,525 or 193% when compared to sales of $132,834 for the three months ended March 31, 2001. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At March 31, 2002, NSI's backlog equaled $245,600 compared to $589,552 at December 31, 2001. NSI continues to feel the effects of the sluggish economy and reduced capital spending. NSI's total backlog of orders is scheduled to ship by September 30, 2002.

  Net income for the three months ended March 31, 2002 equaled $158,781, an increase of $150,690 when compared to net income of $8,091 for the three months ended March 31, 2001. The increase in net income can primarily be attributed to the increase in sales and improved profit margins.

  Gross profit for the three months ended March 31, 2002 equaled $793,606, an increase of $230,358 or 40.9% when compared to gross profit of $563,248 for the three months ended March 31, 2001. As a percentage of sales, gross profit equaled 37.6% for the three months ended March 31, 2002 compared to 33.5% for the three months ended March 31, 2001. The dollar increase in gross profit can be attributed to both the improvement in gross profit as a percentage of sales and the increased sales volume. The improvement in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to product sales mix, operational efficiencies and economies of scale due to the higher production volume.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2002 equaled $561,989, a decrease of $10,686 or 1.9% when compared to SG&A expenses of $572,675 for the three months ended March 31, 2001. SGA expenses decreased to 26.6% of sales for the three months ended March 31, 2002 when compared to 34.1% of sales for the three months ended March 31, 2001, primarily due to the increase in sales this year when compared to the same period last year. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses.

  On an industry segment basis, MFC's income from operations for the three months ended March 31, 2002 equaled $228,973, an increase of $201,070 or 87.8% when compared to income from operations of $27,903 for the three months ended March 31, 2001. The increase in MFC's income from operations can primarily be attributed to the higher sales volume and the improved profit margins. NSI's income from operations equaled $2,644 for the three months ended March 31, 2002 compared to a loss from operations of $37,330 for the three months ended March 31, 2001. NSI's improvement can primarily be attributed to the increase in sales.


SIX MONTHS ENDED MARCH 31, 2002 vs. SIX MONTHS ENDED MARCH 31, 2001.

  Net sales for the six months ended March 31, 2002 equaled $4,501,411, an increase of $892,339 or 24.7% when compared to net sales of $3,609,072 for the six months ended March 31, 2001.

  MFC sales for the six months ended March 31, 2002 equaled $4,091,320, an increase of $891,217 or 27.8% when compared to sales of $3,200,103 for the six months ended March 31, 2001. The increase in MFC sales is primarily due to the increase in the sales of the company's standard cable/satellite TV products, which management attributes to the increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems.

  NSI sales for the six months ended March 31, 2002 equaled $410,091, an increase of $1,122 when compared to sales of $408,969 for the six months ended March 31, 2001. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates.

  Net income for the six months ended March 31, 2002 equaled $534,273, an increase of $447,607 or 516% when compared to net income of $86,666 for the six months ended March 31, 2001. The increase in net income is primarily due to the higher sales and improved profit margins when compared to the same period last year.

  Gross profit for the six months ended March 31, 2002 equaled $1,963,697 or 43.6% of sales, an increase of $722,031 or 58.2%, when compared to gross profit of $1,241,666 or 34.4% of sales for the six months ended March 31, 2001. The improvements can primarily be attributed to the higher sales volume, product sales mix, operational efficiencies and economies of scale.

  SG&A expenses for the six months ended March 31, 2002 equaled $1,171,662, an increase of $15,736 or 1.4% when compared to SG&A expenses of $1,155,926 for the six months ended March 31, 2001. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $207,914 to $581,056 at March 31, 2002 when compared to $373,142 at September 30, 2001. The increase was a result of $977,053 in net cash provided by operating activities, $565,805 in net cash used in investing activities and $203,334 in net cash used in financing activities.

  The increase of $201,450 in accounts receivable at March 31, 2002, when compared to September 30, 2001, is attributable to increased shipments during the quarter ended March 31, 2002 when compared to the quarter ended September 30, 2001.

  The increase of $124,925 in inventories at March 31, 2002, when compared to September 30, 2001, can primarily be attributable to the increase in the sales order backlog at March 31, 2002 when compared to September 30, 2001.

  The increase in accounts payable of $138,444 at March 31, 2002, when compared to September 30, 2001, can primarily be attributed to the increase in purchases as a result of the increase in the sales order backlog at March 31, 2002 when compared to September 30, 2001.

  The increase of $156,761 in customer deposits at March 31, 2002, when compared to September 30, 2001, can primarily be attributable to the increase in the Company's sales order backlog.

  The increase in accrued federal and state income taxes payable of $279,031 at March 31, 2002, when compared to September 30, 2001, can primarily be attributed to the increase in pre-tax income.

  Cash used in investing activities during the six months ended March 31, 2002 consisted of funds used to purchase investments ($529,771) and funds used for capital expenditures ($36,034).

  Cash used in financing activities during the six months ended March 31, 2002 consisted of funds used to pay a cash dividend ($203,334) on March 13, 2002.

  At March 31, 2002, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 10, 2002 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

         The following matters were submitted to the vote of shareholders:

         Proposal 1. The election of three directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.


         Proposal 2. The ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2002.

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Carl F. Fahrenkrug      2,581,734           6,999
      Daniel Galbally         2,584,262           4,471
      Frank S. Markovich      2,584,808           3,925

     c. The following proposition received the number of votes set opposite its respective number:

                            VOTES FOR      VOTES AGAINST      ABSTENTIONS

      Proposal 2            2,582,895         4,348              1,490




Item 6.  Exhibits and Reports on Form 8-K

         None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


May 14, 2002                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 14, 2002                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer