Form 10-Q
period 2002-06-30
MICROWAVE FILTER CO INC /NY/
filed 2002-08-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2002

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

    Common Stock, $.10 Par Value -    2,904,781 shares as of June 30, 2002.


                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                              JUNE 30, 2002         SEPTEMBER 30, 2001
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   608                $   373
Investments                           1,383                    900
Accounts receivable-trade, net          517                    600
Inventories                             887                    884
Deferred tax asset - current            165                    165
Prepaid expenses and other
 current assets                         124                     87
                                     --------              --------

Total current assets                  3,684                  3,009

Property, plant and equipment, net    1,269                  1,261
                                    --------               --------

Total assets                        $ 4,953                $ 4,270
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   162                $   192
Customer deposits                       145                     23
Accrued federal and state
 income taxes                           298                     61
Accrued payroll and related
 expenses                               140                    109
Accrued compensated absences            303                    265
Other current liabilities               105                     71
                                    --------               --------

Total current liabilities             1,153                    721

Deferred tax liability -
 noncurrent                              19                     19
                                    --------               --------

Total liabilities                     1,172                    740
                                    --------               --------


Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,615                  1,364
                                    --------               --------
                                      5,287                  5,036
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            3,781                  3,530
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,953                $ 4,270
                                    ========               ========

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS AND NINE MONTHS

                      ENDED JUNE 30, 2002 AND 2001
                              (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                   June 30
                                2002          2001         2002         2001

Net sales                      $1,517        $1,782       $6,019       $5,391

Cost of goods sold              1,104         1,286        3,642        3,654
                               -------       -------      -------      -------
Gross profit                      413           496        2,377        1,737

Selling, general and
 administrative expenses          544           553        1,716        1,708
                               -------       -------      -------      -------
(Loss) income from
 operations                      (131)          (57)         661           29

Other income (net),
  principally interest              9            19           32           66
                               -------       -------      -------      -------

(Loss) income before
  income taxes                   (122)          (38)         693           95

(Benefit) provision for
  income taxes                    (42)          (13)         239           33
                               -------       -------      -------      -------

NET (LOSS) INCOME                ($80)         ($25)        $454          $62
                               =======       =======      =======      =======

Basic (loss) earnings
   per share                   ($0.03)       ($0.01)       $0.16        $0.02
                               =======       =======      =======      =======

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                            JUNE 30, 2002 AND 2001
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Nine months ended
                                     June 30                   June 30
                                2002          2001        2002         2001

Cash flows from operating
 activities:

Net (loss) income            $  (80)        $  (25)     $  454        $   62

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:

Depreciation and amortization    74             77         205           224

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable             285            181          83           350
Inventories                     122            430          (3)          118
Prepaid expenses & other
 assets                          19             22         (37)          (39)
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (263)          (410)        432          (531)
                             -------        -------    --------       -------

Net cash provided by
 operating activities           157            275       1,134           184
                             -------        -------    --------       -------

Cash flows from investing
activities:

Investments                      47              0        (483)          925
Capital expenditures           (177)           (20)       (213)         (213)
                             -------        -------    --------       -------

Net cash (used in) provided
 by investing activities       (130)           (20)       (696)          712



Cash flows from financing
activities:

Purchase of treasury stock        0              0           0          (382)
Cash dividend paid                0              0        (203)            0
                             -------        -------     -------       -------
Net cash (used in)
 financing activities             0              0        (203)         (382)

Increase in cash and
 cash equivalents                27            255         235           514

Cash and cash equivalents
 at beginning of period         581            884         373           625
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  608         $1,139      $  608         $1,139
                               =====         ======      ======        =======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2002


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the nine month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2001.




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

Information by segment is as follows:
                               Three months ended   Nine months ended
 (thousands of dollars)             June 30             June 30,
                                 2002      2001       2002      2001

Net Sales (Unaffiliated):
   MFC                          $1,389    $1,245     $5,480    $4,445
   NSI                             128       537        539       946
                                ------    ------     ------    ------
   Total                        $1,517    $1,782     $6,019    $5,391
                                ======    ======     ======    ======

Operating (loss) profit : (a)
   MFC                            ($32)    ($42)      $811      $133
   NSI                             (99)     (15)      (150)     (104)
                                ------    ------     ------    ------
   Total                         ($131)    ($57)      $661       $29
                                ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $4,023    $2,867     $4,023    $2,867
   NSI                             322       286        322       286
                                ------    ------     ------    ------
   Subtotal                      4,345     3,153      4,345     3,153
   Corporate Assets - Cash
   And Cash Equivalents            608     1,139        608     1,139
                                ------    ------     ------    ------
   Total                        $4,953    $4,292     $4,953    $4,292
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

  (thousands of dollars)              June 30, 2002     September 30, 2001

Raw materials and stock parts              $630                 $702
Work-in-process                             188                  106
Finished goods                               69                   76
                                           ----                 ----
                                           $887                 $884
                                           ====                 ====

  The Company's provision for obsolescence equaled $297,634 at June 30, 2002 and September 30, 2001.



Note 4. Recent Accounting Pronouncements

  In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and October 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This has no material impact on the financial statements of the Company. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. The Company has no goodwill or other intangibles as of June 30, 2002 or September 30, 2001.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2002 vs. THREE MONTHS ENDED JUNE 30, 2001.

  Net sales for the three months ended June 30, 2002 equaled $1,517,312, a decrease of $264,720 or 14.9% when compared to net sales of $1,782,032 for the three months ended June 30, 2001.

  MFC sales for the three months ended June 30, 2002 equaled $1,389,010, an increase of $143,815 or 11.5% when compared to sales of $1,245,195 for the three months ended June 31, 2001. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's standard cable/satellite TV products, which management attributes to the increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems. This increase in demand can primarily be attributed to the increased security measures being taken as a result of the September 11th terrorist attacks. The Company is uncertain how long this demand will continue and what levels it will reach. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period. MFC continues to experience a decrease in demand in other product areas primarily due to the economy.

  MFC's sales order backlog equaled $317,382 at June 30, 2002, a decrease of $82,386 when compared to sales order backlog of $399,768 at March 31, 2002. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 85% of MFC's sales order backlog at June 30, 2002 is scheduled to ship by September 30, 2002.

  The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the three months ended June 30, 2002 equaled $128,302, a decrease of $408,535 or 76% when compared to sales of $536,837 for the three months ended June 30, 2001. NSI's sales order levels have been impacted negatively by the sluggish economy and reduced capital spending. Sales of NSI related equipment, on a quarter to quarter basis, can also be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At June 30, 2002, NSI's sales order backlog equaled $138,600 compared to $245,600 at March 31, 2002. NSI's total backlog of orders is scheduled to ship during fiscal 2003.

  The Company recorded a net loss of $80,194, or a loss of $.03 per share, for the three months ended June 30, 2002 compared to a net loss of $24,696, or a loss of $.01 per share, for the three months ended June 30, 2001. The decrease in net income can primarily be attributed to the decrease in sales.

  Gross profit for the three months ended June 30, 2002 equaled $413,019, a decrease of $82,814 or 16.7%, when compared to gross profit of $495,833 for the three months ended June 30, 2001. As a percentage of sales, gross profit equaled 27.2% for the three months ended June 30, 2002 compared to 27.8% for the three months ended June 30, 2001. The dollar decrease in gross profit can primarily be attributed to decrease in sales.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2002 equaled $544,440, a decrease of $7,956 or 1.4%, when compared to SG&A expenses of $552,396 for the three months ended June 30, 2001. SGA expenses increased to 35.9% of sales for the three months ended June 30, 2002 when compared to 31.0% of sales for the three months ended June 30, 2001, primarily due to the decrease in sales this year when compared to the same period last year. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses.

  On an industry segment basis, MFC recorded a loss from operations of $32,397 for the three months ended June 30, 2002 compared to a loss from operations of $41,668 for the three months ended June 30, 2001. The improvement can primarily be attributed to the increase in MFC's sales. NSI recorded a loss from operations of $99,024 for the three months ended June 30, 2002 compared to a loss from operations of $14,895 for the three months ended June 30, 2001. The increase in NSI's operating loss can primarily be attributed to the decrease in NSI sales this year when compared to the same period last year.


NINE MONTHS ENDED JUNE 30, 2002 vs. NINE MONTHS ENDED JUNE 30, 2001.

  Net sales for the nine months ended June 30, 2002 equaled $6,018,723, an increase of $627,619 or 11.6% when compared to net sales of $5,391,104 for the nine months ended June 30, 2001.

  MFC sales for the nine months ended June 30, 2002 equaled $5,480,330, an increase of $1,035,032 or 23.3% when compared to sales of $4,445,298 for the nine months ended June 30, 2001. The increase in MFC sales is primarily due to the increase in the sales of the company's standard cable/satellite TV products, which management attributes to the increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems.

  NSI sales for the nine months ended June 30, 2002 equaled $538,393, a decrease of $407,413 when compared to sales of $945,806 for the nine months ended June 30, 2001. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. NSI sales have also been impacted by the unfavorable economic climate and reduced capital spending.

  Net income for the nine months ended June 30, 2002 equaled $454,078, or $.16 per share, an increase of $392,108 or 633% when compared to net income of $61,970, or $.02 per share, for the nine months ended June 30, 2001. The increase in net income is primarily due to the higher sales volume and improved profit margins when compared to the same period last year.

  Gross profit for the nine months ended June 30, 2002 equaled $2,376,716 or 39.5% of sales, an increase of $639,217 or 36.8%, when compared to gross profit of $1,737,499 or 32.2% of sales for the nine months ended June 30, 2001. The improvements can primarily be attributed to the increase in sales, product sales mix, operational efficiencies and economies of scale due to the higher sales volume.

  SG&A expenses for the nine months ended June 30, 2002 equaled $1,716,102, an increase of $7,780 or 0.5% when compared to SG&A expenses of $1,708,322 for the nine months ended June 30, 2001. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $234,400 to $607,542 at June 30, 2002 when compared to $373,142 at September 30, 2001. The increase was a result of $1,133,811 in net cash provided by operating activities, $696,077 in net cash used in investing activities and $203,334 in net cash used in financing activities.

  The decrease of $82,781 in accounts receivable at June 30, 2002, when compared to September 30, 2001, is attributable to the decrease in shipments during the month ended June 30, 2002 when compared to the month ended September 30, 2001.

  The increase of $122,366 in customer deposits at June 30, 2002, when compared to September 30, 2001, can primarily be attributable to the increase in NSI's sales order backlog at June 30, 2002 when compared to September 30, 2001.

  The increase in accrued federal and state income taxes payable of $236,791 at June 30, 2002, when compared to September 30, 2001, can primarily be attributed to the increase in pre-tax income.

  Cash used in investing activities during the nine months ended June 30, 2002 consisted of funds used to purchase investments ($482,769) and funds used for capital expenditures ($213,308). Capital expenditures consisted primarily of test equipment and engineering design software.

  Cash used in financing activities during the nine months ended June 30, 2002 consisted of funds used to pay a cash dividend ($203,334) on March 13, 2002.

  At June 30, 2002, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


RECENT ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board ("FASB") approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and October 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This has no material impact on the financial statements of the Company. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. The Company has no goodwill or other intangibles as of June 30, 2002 or September 30, 2001.

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


Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b. Reports on Form 8-K

None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


August 14, 2002                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 14, 2002                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer