Form 10-K
period 2002-09-30
MICROWAVE FILTER CO INC /NY/
filed 2002-12-20
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 2002_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on December 2, 2002 was $2,842,905.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 2, 2002:   2,904,781

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

BACKLOG
-------

  At September 30, 2002, the Company's total backlog of orders was $705,578 compared to $466,384 at September 30, 2001. At September 30, 2002, MFC's backlog of orders was $399,640 compared to $465,881 at September 30, 2001. At September 30, 2002, NSI's backlog of orders was $305,938 compared to $503 at September 30, 2001. Approximately 80% of the total Company backlog at September 30, 2002 is scheduled to ship during fiscal 2003. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2002, the Company employed 68 full-time permanent employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $376,857, $362,518 and $320,789 for the fiscal years 2002, 2001 and 2000, respectively. Research and development costs are charged to operations as incurred.






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



Fiscal 2002                        High      Low

Oct. 1, 2001 to Dec. 31, 2001   $  1.45   $  1.00
Jan. 1, 2002 to Mar. 31, 2002      2.98      1.13
Apr. 1, 2002 to June 30, 2002      2.55      1.50
July 1, 2002 to Sept. 30, 2002     1.81       .94


Fiscal 2001                        High      Low

Oct. 1, 2000 to Dec. 31, 2000   $  1.94   $  1.06
Jan. 1, 2001 to Mar. 31, 2001      2.22      1.25
Apr. 1, 2001 to June 30, 2001      1.50      1.12
July 1, 2001 to Sept. 30, 2001     1.22       .90


  The approximate number of stockholders on September 30, 2002 was 2,800.

  On December 18, 2002, the Board of Directors declared a ten cents per share cash dividend to shareholders of record on January 17, 2003 to be distributed on January 31, 2003.

  On February 13, 2002, the Board of Directors declared a seven cents per share cash dividend to shareholders of record on February 27, 2002 to be distributed on March 13, 2002.

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



Five Year Summary of Financial Data


                                                           September 30
                                     2002         2001         2000          1999         1998
Net Sales                        $ 7,251,732  $ 6,848,191  $ 7,491,853   $ 6,572,949   $ 6,989,106
Net Income                       $   434,287  $   128,752  $   338,736   $   160,471   $    69,424
Total Assets                     $ 4,865,885  $ 4,270,151  $ 5,142,708   $ 4,704,630   $ 5,051,078
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Earnings Per Share               $       .15  $       .04  $       .11   $       .05   $       .02
Weighted Average Number of
Common Shares Outstanding          2,904,781    2,946,284    3,169,061     3,283,098     3,535,522
Cash ($) Dividends Paid Per
   Share                         $       .07  $       .03  $       .05   $       .05   $       .05



Net income as a percentage of:          2002         2001         2000         1999          1998
Sales.............................       6.0          1.9          4.5          2.4           1.0
Assets   ....................            8.9          3.0          6.6          3.4           1.4
Equity............................      11.5          3.6          8.8          4.3           1.7






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






RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2002.


Product group (in thousands)  Fiscal 2002    Fiscal 2001   Fiscal 2000

Niagara Scientific               $552           $  981        $1,285
Microwave Filter:
  Cable/Satellite TV            5,326            4,022         4,328
  RF/Microwave                    980            1,184           960
  Broadcast TV                    394              661           919
    Total                      $7,252           $6,848        $7,492

Sales backlog at 9/30            $706           $  466        $  832

Fiscal 2002 compared to fiscal 2001

  Consolidated net sales for the fiscal year ended September 30, 2002 equaled $7,251,732, an increase of $403,541 or 5.9% when compared to consolidated net sales of $6,848,191 during the fiscal year ended September 30, 2001.

  Microwave Filter Company, Inc. (MFC) sales increased $832,797 or 14.2% to $6,699,426 during the fiscal year ended September 30, 2002 when compared to sales of $5,866,629 during the fiscal year ended September 30, 2001.

  The increase in MFC sales can primarily be attributed to the increase in the sales of the Company's standard Cable/Satellite TV product sales, which management attributes to the increase in demand for the Company's standard filters which suppress strong out-of-band interference caused by military and civilian radar systems. This increase in demand can primarily be attributed to the increased security measures that were taken as a result of the September 11th terrorist attacks. MFC's Cable/Satellite TV product sales increased $1,304,173 or 32.4% to $5,326,122 during fiscal 2002 when compared to sales of $4,021,949 for the fiscal year ended September 30, 2001. Substantially all of this increase was realized during the first six months of the fiscal year.

  Due to economic conditions, the Company experienced declines in sales in other product areas. MFC's RF/Microwave product sales decreased $204,261 or 17.3% to $979,818 during the fiscal year ended September 30, 2002 when compared to sales of $1,184,079 during the fiscal year ended September 30, 2001. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. MFC's BTV/Wireless cable sales decreased $267,115 or 40.4% to $393,486 for the fiscal year ended September 30,

2002 when compared to sales of $660,601 for the fiscal year ended September 30, 2001, primarily due to the downturn in the telecommunications marketplace.

  Niagara Scientific, Inc. (NSI) sales decreased $429,256 or 43.7% to $552,306 for the fiscal year ended September 30, 2002 when compared to sales of $981,562 for the fiscal year ended September 30, 2001. Sales of NSI related equipment can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. Management attributes the decrease in NSI sales to the downturn in the economy and reduced capital spending.

  At September 30, 2002, the Company's total backlog of orders equaled $705,578 compared to $466,384 at September 30, 2001. At September 30, 2002, MFC's backlog of orders equaled $399,640 compared to $465,881 at September 30, 2001. At September 30, 2002, NSI's backlog of orders equaled $305,938 compared to $503 at September 30, 2001. Approximately 80% of the total Company backlog at September 30, 2002 is scheduled to ship during fiscal 2003. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit increased $538,454 or 23.5% to $2,829,352 during the fiscal year ended September 30, 2002 when compared to gross profit of $2,290,898 during the fiscal year ended September 30, 2001. The dollar increase in gross profit during fiscal 2002, when compared to fiscal 2001, can be attributed to both the improvement in gross profit as a percentage of sales and the increase in sales volume. As a percentage of sales, gross profit equaled 39.0% during the fiscal year ended September 30, 2002 compared to 33.5% during the fiscal year ended September 30, 2001. The improvement in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to a favorable product sales mix experienced in the first six months of the fiscal year and the operational efficiencies and economies of scale gained due to the higher production volume.

  Selling, general and administrative (SG&A) expenses increased $11,741 or 0.5% to $2,272,362 during the fiscal year ended September 30, 2002 when compared to SG&A expenses of $2,260,621 during the fiscal year ended September 30, 2001. As a percentage of sales, SG&A expenses decreased to 31.3% during the fiscal year ended September 30, 2002 when compared to 33.0% during the fiscal year ended September 30, 2001, primarily due to the increase in sales during fiscal 2002 when compared to fiscal 2001. Due to the uncertain economic climate, the Company has been emphasizing cost controls and cost cutting measures to minimize operating expenses.

  Income from operations increased $526,713 to $556,990 during the fiscal year ended September 30, 2002 when compared to income from operations of $30,277 during the fiscal year ended September 30, 2001. On an industry segment basis, MFC's income from operations increased $575,283 to $861,197 for the fiscal year ended September 30, 2002 when compared to income from operations of $285,914 for the fiscal year ended September 30, 2001, due primarily to the improved profit margins and higher sales volume. NSI recorded a loss from operations of $229,893 for the fiscal year ended September 30, 2002 compared to a loss from operations of $180,020 for the fiscal year ended September 30, 2001. NSI's loss from operations can be attributed to the lower sales volume and the absorption of fixed overhead expenses. Corporate expenses decreased $1,303 to $74,314 for the fiscal year ended September 30, 2002 when compared to corporate expenses of $75,617 for the fiscal year ended September 30, 2001.

  The Company's income tax expense equaled $167,080, an effective income tax rate of 27.8%, for the fiscal year ended September 30, 2002 compared to an income tax benefit of $10,436 for the fiscal year ended September 30, 2001, primarily due to the higher levels of pre-tax income for the fiscal year ended September 30, 2002.

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

                                          September 30
                                 2002         2001        2000
Cash & cash equivalents        $649,196     $373,142     $625,447
Investments                  $1,377,765     $900,359     $925,067
Working capital              $2,594,590   $2,288,932   $2,582,446
Current ratio                 3.41 to 1    4.18 to 1    3.11 to 1
Long-term debt                  $     0      $     0      $     0

  Cash and cash equivalents increased $276,054 to $649,196 at September 30, 2002 when compared to $373,142 at September 30, 2001. The increase was a result of $1,172,922 in net cash provided by operating activities, $693,534 in net cash used in investing activities and $203,334 in net cash used in financing activities.

  The net decrease of $221,451 in accounts receivable at September 30, 2002, when compared to September 30, 2001, can primarily be attributed to the decrease in shipments during the quarter ended September 30, 2002 when compared to the same period last year.

  The net increase of $79,188 in inventories at September 30, 2002, when compared to September 30, 2001, can primarily be attributed to the increase in the sales order backlog at September 30, 2002 when compared to September 30, 2001. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $345,161 at September 30, 2002 compared to $297,634 at September 30, 2001. The increase of $47,527 in inventory reserves at September 30, 2002, when compared to the same period last year, can primarily be attributed to the obsolescence of specific inventory items due to product enhancements. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to a new cost basis.

  The increase of $116,627 in customer deposits at September 30, 2002, when compared to September 30, 2001, can be attributed to the increase in the sales order backlog at September 30, 2002 when compared to September 30, 2001. Payments received from customers in advance of products shipped are recorded as customer deposits until earned.

 The increase of $173,224 in accrued federal and state income taxes at September 30, 2002, when compared to September 30, 2001, can primarily be attributed to the increase in income.

 The increase of $75,618 in other current liabilities at September 30, 2002, when compared to September 30, 2001, can be attributed to the higher Company discretionary profit sharing contribution accrued for the fiscal year ended September 30, 2002 when compared to the fiscal year ended September 30, 2001.

 Cash used in investing activities during fiscal 2002 consisted of funds used to purchase investments ($477,406) and funds used for capital expenditures ($216,128).

  Cash used in financing activities consisted of funds used to pay a cash dividend ($203,334).

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

Critical Accounting Policies

The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes.

Revenues from product sales are recorded as the products are shipped and title and risk of loss have passed to the customer, provided that no significant vendor or post-contract support obligations remain and the collection of the related receivable is probable. Billings in advance of the Company's performance of such work are reflected as customer deposits in the accompanying consolidated balance sheet.

Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

The Company's inventories are valued at the lower of cost or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

The Company has deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.

PENDING PRONOUNCEMENTS
----------------------
SFAS No. 141, "Business Combinations" was issued in June 2001 and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method. The adoption of this standard has no impact on the financial statements of the Company.

SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June 2001 and is effective for the Company on October 1, 2002. Under SFAS No. 142, amortization of goodwill, including goodwill and intangible assets with indefinite lives recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed after July 1, 2001, will not be amortized. Instead, all goodwill and intangible assets with indefinite lives will be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We believe the adoption of this statement will not have a material impact on the results of operations and financial position of the Company.

SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued in June 2001 and is effective for the Company on October 1, 2002. SFAS No. 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset. We believe that the implementation of this statement will not have a material impact on the results of operations and financial position of the Company.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001 and is effective for the Company on October 1, 2002. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and a portion of Accounting Principle Board (APB) No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," while retaining many of the requirements of these two statements. Under SFAS No. 144, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. We believe the implementation of the statement will not have a material impact on the results of operations and financial position of the Company.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections as of April 2002", was issued in May 2002. SFAS 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, the provisions in SFAS 145 are effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of this standard has no impact on the financial statements of the Company.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." We believe that the implementation of the statement will not have a material impact on the results of operations and financial position of the Company.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2002. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

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

  None.


                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/2/02   Class


TRUDI B. ARTINI       Mrs. Artini is an independent          82,435       2.8%
(a)(b)(d)             investor in MFC and various other
Age 80                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor     58,571       2.0%
(a)(b)(d)             of Psychiatry at Upstate Medical
Age 78                University, State University of New
Director since 1977   York at Syracuse. He was a faculty
                      member from 1958 until his retirement
                      in 1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. He was elected to
                      serve as a Skaneateles Town Councilman
                      from 1990 to 1998. In 1980, he was a
                      founding member of the Skaneateles
                      Festival of Chamber Music.

LOUIS MISENTI         President and Principal               264,814       9.1%
Age 75                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

                                                        Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/2/02    Class

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed          132,373       4.6%
(a)(d)                President and Chief Executive
Age 60                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

MILO PETERSON         Mr. Peterson has served as             80,000       2.8%
(a)(d)                Executive Vice President and
Age 62                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 57                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/2/02   Class

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 61                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is a corporate                3,335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 61                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

Daniel Galbally       Mr. Galbally is an accountant           1,489        *
(b)(c)                for Nucor Steel Auburn, Inc.
Age 55                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 630,457 shares or approximately 22% of the outstanding common shares of the Company.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      60      President and Chief Executive Officer

        Richard L. Jones        54      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        62      Vice President and Corporate Secretary

        Paul W. Mears           43      Vice President of Engineering

        Terry C. Owens          48      Vice President of Sales

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2002, 2001 and 2000, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2002    127,274       -
   President and CEO               2001    126,832       -
                                   2000    120,197       -


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

  MFC's contributions to the plans for the years ended September 30, 2002, 2001 and 2000 amounted to $187,488, $112,461 and $115,932, respectively.

STOCK OPTIONS
-------------

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2002 or 2001.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors receive fees of $400.00 per board and committee meetings. MFC also reimburses directors for reasonable expenses incurred in attending meetings. The Chairman of the Board and Officer members receive no compensation for their attendance at meetings. During fiscal 2002, the Company paid Louis S. Misenti $25,000 in compensation for his services as Chairman of the Board of Directors of Microwave Filter Company, Inc.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 2, 2002.

                                                                    % of
                                                                 Outstanding
                                                               Number of shares
                                                                   Common
Name of Beneficial Owner   Address           Beneficially Owned ____Stock____

Frederick A. Dix &         209 Watson Rd.          244,007           8.4%
Marjorie Dix               N. Syracuse, NY 13212


Louis S. Misenti           140 Clearview Rd.       264,814           9.1%
                           Dewitt, NY 13214


  The information relating to the ownership of common stock held by the directors and executive officers of the corporation is set forth in item 10 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None

ITEM 14.   CONTROLS AND PROCEDURES

  During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.



                           PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1. and 2.   Financial Statements and Schedules:

                   Reference is made to the list of Financial Statements and the Financial Statement Schedule submitted as a separate section of this report.

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 2002.

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

Dated:  December 20, 2002

  Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

|S| Louis S. Misenti          |S| Carl F. Fahrenkrug
------------------------      --------------------------
Louis S. Misenti              Carl F. Fahrenkrug
(Director)                    (Director)

|S| Milo J. Peterson          |S| Robert R. Andrews
------------------------      -----------------------
Milo J. Peterson              Robert R. Andrews
(Director)                    (Director)

|S| Sidney Chong
--------------------
Sidney Chong
(Director)

Dated:  December 20, 2002

Certifications


Pursuant to the requirements of Rule 13a-14 of the Securities and Exchange Act of 1934,as amended, Carl F. Fahrenkrug provides the following certification.

 I, Carl F. Fahrenkrug, Chief Executive Officer of Microwave Filter Company, Inc. ("Company"), certify that:

1. I have reviewed this Form 10-K of the Company;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls, and


b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002                        /s/ Carl F. Fahrenkrug

                                                    Carl F. Fahrenkrug

Pursuant to the requirements of Rule 13a-14 of the Securities and Exchange Act of 1934,as amended, Richard L. Jones provides the following certification.

 I, Richard L. Jones, Chief Financial Officer of Microwave Filter Company, Inc. ("Company"), certify that:

1. I have reviewed this Form 10-K of the Company;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and Procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls, and


b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002                        /s/ Richard L. Jones

                                                    Richard L. Jones

                 ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 14(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................30
Consolidated Balance Sheets as of September 30, 2002 and 2001....31
Consolidated Statements of Operations for the Years
  Ended September 30, 2002, 2001 and 2000 .......................32
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2002, 2001 and 2000 .......................33
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2002, 2001 and 2000 .......................34
Notes to Consolidated Financial Statements.......................35-41



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000:

Independent Auditors' Report on Schedules........................44
II-Valuation and Qualifying Accounts.............................45

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Microwave Filter Company, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Syracuse, New York
November 19, 2002

         Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2002       2001
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $  649,196  $  373,142
  Investments                                             1,377,765     900,359
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $49,000 and $41,000                378,636     600,087
  Inventories                                               963,167     883,979
  Deferred tax asset - current                              179,779     164,928
  Prepaid expenses and other current assets                 120,579      86,949
                                                          ---------   ---------
    Total current assets                                  3,669,122   3,009,444

Property, plant and equipment, net                        1,196,763   1,260,707
                                                          ---------   ---------

      Total Assets                                       $4,865,885  $4,270,151
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  179,686  $  192,146
  Customer deposits                                         139,466      22,839
  Accrued federal and state income taxes                    233,846      60,622
  Accrued payroll and related expenses                      126,352     108,741
  Accrued compensated absences                              248,867     265,467
  Other current liabilities                                 146,315      70,697
                                                          ---------   ---------
    Total current liabilities                             1,074,532     720,512

Deferred tax liability - noncurrent                          29,999      19,238
                                                          ---------   ---------

    Total liabilities                                     1,104,531     739,750
                                                          ---------   ---------
Commitments

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,317,688 in 2002 and 2001                       431,769     431,769
  Additional paid-in capital                              3,239,867   3,239,867
  Retained earnings                                       1,595,432   1,364,479

  Common stock in treasury, at cost,
  1,412,907 shares in 2002 and 2001                      (1,505,714) (1,505,714)
                                                          ---------   ---------

    Total stockholders' equity                            3,761,354   3,530,401
                                                          ---------   ---------

      Total Liabilities and Stockholders' Equity         $4,865,885  $4,270,151
                                                         ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2002             2001            2000
                                       ----             ----            ----

Net sales                           $7,251,732       $6,848,191      $7,491,853

Cost of goods sold                   4,422,380        4,557,293       4,880,797
                                     ---------        ---------       ---------

    Gross profit                     2,829,352        2,290,898       2,611,056

Selling, general
  and administrative expenses        2,272,362        2,260,621       2,271,904
                                     ---------        ---------       ---------

    Income from operations             556,990           30,277         339,152


Non-operating Income (Expense)
    Interest income                     37,513           56,519          66,976
    Interest expense                         0             (229)           (902)
    Miscellaneous                        6,864           31,749          46,018
                                      ---------        ---------       ---------

    Income before income taxes         601,367          118,316         451,244


Provision (benefit) for
  income taxes                         167,080          (10,436)        112,508
                                     ---------        ---------       ---------

NET INCOME                            $434,287         $128,752        $338,736
                                     =========        =========       =========

Earnings Per Common Share                $0.15            $0.04           $0.11
                                     =========        =========       =========

Weighted average number of common
  shares outstanding                 2,904,781        2,946,284       3,169,061
                                     =========        =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2002, 2001 and 2000
            -----------------------------------------------------



                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 1999          4,317,688   $431,769   $3,239,867   $1,142,344 1,103,636 ($1,063,739)   $3,750,241

Net income                                                         338,736                             338,736
Purchase of treasury stock                                                    49,866     (60,441)      (60,441)
Cash dividend paid
        ($.05 per share)                                          (158,209)                           (158,209)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 2000          4,317,688    431,769    3,239,867    1,322,871 1,153,502  (1,124,180)    3,870,327

Net income                                                         128,752                             128,752
Purchase of treasury stock                                                   259,400    (381,534)     (381,534)
Donated capital                                                                    5
Cash dividend paid
     ($.03 per share)                                              (87,144)                            (87,144)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2001          4,317,688    431,769    3,239,867    1,364,479 1,412,907  (1,505,714)    3,530,401

Net income                                                         434,287                             434,287
Cash dividend paid
     ($.07 per share)                                             (203,334)                           (203,334)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2002          4,317,688   $431,769   $3,239,867   $1,595,432 1,412,907 ($1,505,714)   $3,761,354
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2002      2001       2000
                                                  ----      ----       ----

Cash flows from operating activities:
       Net income                              $434,287   $128,752   $338,736

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                280,072    300,950    308,145
    Provision for doubtful accounts              18,469          0          0
    Inventory obsolescence provision             50,000          0          0
    Deferred income taxes                        (4,090)   (16,065)    27,890
  Changes in assets and liabilities:
    Accounts receivable-trade, net              202,982    296,734   (200,144)
    Federal and state income taxes              173,224   (128,147)   113,241
    Inventories                                (129,188)   219,851     88,429
    Other assets                                (33,630)    (9,494)   (11,341)
    Accounts payable and customer deposits      104,167   (332,505)    61,366
    Accrued payroll, compensated absences and
      related expenses                            1,011      6,824     56,783
    Other current liabilities                    75,618    (49,765)    49,267
    Deferred compensation                             0          0     (5,396)
                                              ---------   --------    -------
    Net cash provided by operating activities 1,172,922    417,135    826,976
                                              ---------   --------    -------
Cash flows from investing activities:
  Investments                                  (477,406)    24,708   (150,418)
  Capital expenditures                         (216,128)  (225,500)   (96,578)
                                               --------   --------   --------
    Net cash used in investing activities      (693,534)  (200,792)  (246,996)
                                               --------   -------- ----------
Cash flows from financing activities:
  Purchase of treasury stock                          0   (381,534)   (60,441)
  Cash dividend paid                           (203,334)   (87,144)  (158,209)
                                               --------   --------   --------
    Net cash used in financing activities      (203,334)  (468,678)  (218,650)
                                               --------   --------   --------
    Net increase (decrease)
        in cash and cash equivalents            276,054   (252,335)   361,330

Cash and cash equivalents at beginning of year  373,142    625,477    264,147
                                               --------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $649,196   $373,142   $625,477
                                               ========   ======== ==========


Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                      $0          $200       $900
    Income taxes                                  $0      $128,800     $5,700

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

d. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 2002 and September 30, 2001 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 2002 and 2001.



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

g.  Research and Development

 Costs in connection with research and development, which amount to $376,857, $362,518 and $320,789 for the fiscal years 2002, 2001 and 2000, respectively, are charged to operations as incurred.

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



j. Earnings Per Share

 The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. The Company had no dilutive potential common shares outstanding for the years ended September 30, 2002, 2001 or 2000. Income used in the EPS calculation is net income for each year.

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

2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          2002                 2001
                                          ----                 ----
  Raw materials and stock parts         $635,930             $701,974
  Work-in-process                        256,970              105,713
  Finished goods                          70,267               76,292
                                        --------            ---------
                                        $963,167             $883,979
                                        ========           ==========

  The Company's reserve for obsolescence equaled $345,161 at September 30, 2002 and $297,634 at September 30, 2001.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2002                 2001
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,803,653
  Machinery and equipment              3,042,103            2,898,848
  Office equipment and fixtures        1,513,266            1,455,373
                                       ---------            ---------
                                       6,517,002            6,300,874
  Less: Accumulated depreciation       5,320,239            5,040,167
                                       ---------            ---------
                                      $1,196,763           $1,260,707
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

 The Company's matching contributions to the 401-K plan for the years ended September 30, 2002, 2001 and 2000 were $87,488, $92,461 and $65,932 , respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $100,000, $20,000 and $50,000 in 2002, 2001 and 2000, respectively.

6. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2005. Rental expense under these leases for the years ended September 30, 2002, 2001 and 2000 amounted to $14,888, $14,410 and $15,353, respectively.

 Minimum rental commitments at September 30, 2002 for these leases are:

        Year Ended      Lease
       September 30    Payments
       ------------    --------

           2003         11,580
           2004          4,965
           2005          1,655
                       -------
                       $18,200
                       =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                              Year Ended September 30
                           2002         2001        2000
Currently payable:
  Federal               $162,170       $4,629      $78,618
  State                    9,000        1,000        6,000
Deferred (credit)         (4,090)     (16,065)      27,890
                         -------      -------      -------
                        $167,080     ($10,436)    $112,508
                        ========      =======     ========

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2002______   ______2001______  ______2000______
                           Amount    %       Amount    %       Amount    %
Statutory tax rate       $204,465  34.0%   $40,227   34.0%  $153,423   34.0%
Surtax exemption                            (7,995)  (6.8%)
State income tax net of:
 Federal benefit            5,940   1.0%       660    0.6%     3,960    0.9%
Foreign sales benefit      (3,973) (0.7%)   (7,912)  (6.7%)  (14,712)  (3.3%)
Research and experimentation
 tax credits              (31,158) (5.2%)  (31,860) (26.9%)  (29,398)  (6.5%)
Other                      (8,194) (1.3%)   (3,556)  (3.0%)     (765)  (0.2%)
                         --------  ------   -------   ------   ------- ------
                         $167,080  27.8%  ($10,436)  (8.8%)  $112,508   24.9%
                         ========  =====   ========   =====  ========   =====



 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            2002          2001
                                            ----          ----
  Inventory                              $106,444        $90,289
  Accrued vacation                         59,031         62,704
  Accounts receivable                      14,304         11,935
                                          -------        -------
  Net deferred tax assets - current      $179,779       $164,928
                                         ========       ========

  Accelerated depreciation               ($94,523)      ($86,604)
  Research and experimentation
   tax credit carry forward                25,125         27,967
  AMT credit carry forward                 39,399         39,399
                                           ------       --------
  Net deferred tax liabilities
   - noncurrent                          ($29,999)      ($19,238)
                                          =======        =======

 Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. Research and experimentation tax credit carry forwards expire in 2022. At September 30, 2002, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     2002        2001       2000
Net Sales (Unaffiliated):
  MFC                               $6,700      $5,867     $6,207
  NSI                                  552         981      1,285
  Total                             $7,252      $6,848     $7,492

Operating Profit (Loss): (a)
  MFC                                 $861        $286       $563
  NSI                                 (230)       (180)      (151)
  Corporate                            (74)        (76)       (73)
  Total                               $557         $30       $339

Identifiable Assets: (b)
  MFC                               $3,907      $3,696     $3,921
  NSI                                  310         201        597
  Subtotal                           4,217       3,897      4,518
  Corporate Assets-Cash and
  Cash Equivalents                     649         373        625
  Total                             $4,866      $4,270     $5,143

Depreciation Expense:
  MFC                                 $275        $296       $282
  NSI                                    5           5         26
  Total                               $280        $301       $308

Capital Expenditures:
  MFC                                 $216        $226        $91
  NSI                                    0           0          6
  Total                               $216        $226        $97

Significant Export Sales:
  MFC                                 $339        $554       $808


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

9. STOCK OPTIONS

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2002, 2001 or 2000.

10. LEGAL MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.

11. SUBSEQUENT EVENTS

  On December 18, 2002, the Board of Directors of Microwave Filter Company, Inc. declared a ten cents per share cash dividend to shareholders of record on January 17, 2003 to be distributed on January 31, 2003.

12. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2002 and 2001:

                                        2002 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $2,390,460    $2,110,951    $1,517,312    $1,233,009

Cost of sales          $1,220,369    $1,317,345    $1,104,293    $  780,373

Net income (loss)      $  375,492    $  158,781    $  (80,194)  $   (19,792)

Earnings (loss)
 per common share:     $      .13    $      .05    $     (.03)  $       .00



                                        2001 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,929,618    $1,679,454    $1,782,032    $1,457,087

Cost of sales          $1,251,200    $1,116,206    $1,286,199    $  903,688

Net income (loss)      $   78,575    $    8,091    $  (24,696)   $   66,782

Earnings (loss)
 per common share:     $      .03    $      .00    $     (.01)   $      .02


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

10.4     Guaranty Agreement dated as of February 22, 1984 from MFC to OCIDA    *
         and the Bondholder.


 * Previously filed

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders of Microwave Filter Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 19, 2002 included in this 2002 Annual Report on Form 10-K of Microwave Filter Company, Inc. and Subsidiaries also included an audit of the financial statement schedule listed in ITEM 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Syracuse, New York
November 19, 2002

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2002, 2001 and 2000




Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2002
Allowance for doubtful accounts                 $41,155              $18,469                    $10,299      $49,325
Inventory valuation reserves                    297,634               50,000                      2,473      345,161
                                               --------             --------      -------       -------     --------
                                               $338,789              $68,469           $0       $12,772     $394,486
                                               ========             ========      =======      ========     ========


Year ended September 30, 2001
Allowance for doubtful accounts                 $44,023                                          $2,868      $41,155
Inventory valuation reserves                    323,101                                          25,467      297,634
                                               --------             --------      -------       -------     --------
                                               $367,124                   $0           $0       $28,335     $338,789
                                               ========             ========      =======      ========     ========


Year ended September 30, 2000
Allowance for doubtful accounts                 $45,970                                          $1,947      $44,023
Inventory valuation reserves                    373,162                                          50,061      323,101
                                               --------             --------      -------       -------     --------
                                               $419,132                   $0           $0       $52,008     $367,124
                                               ========             ========      =======      ========     ========






Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl F. Fahrenkrug, Chief Executive Officer of Microwave Filter Company, Inc. (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2002 (the Report) fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 20, 2002                        /s/ Carl F. Fahrenkrug
                                                Carl F. Fahrenkrug
                                                Chief Executive Officer



Exhibit 99.3

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Jones, Chief Financial Officer of Microwave Filter Company, Inc. (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the annual Report on Form 10-K of the Company for the fiscal year ended September 30, 2002 (the Report) fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 20, 2002                        /s/ Richard L. Jones
                                                Richard L. Jones
                                                Chief Financial Officer