Form 10-Q
period 2002-12-31
MICROWAVE FILTER CO INC /NY/
filed 2003-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2002

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

YES ( x )          NO (   )

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES (   )          NO ( x )

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    Common Stock, $.10 Par Value -    2,904,781 shares as of December 31, 2002.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

                            December 31, 2002      SEPTEMBER 30, 2002
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   270                $   649
Investments                           1,368                  1,378
Accounts receivable-trade, net          545                    379
Federal and state income
 tax recoverable                         15                      0
Inventories                             806                    963
Deferred tax asset - current            180                    180
Prepaid expenses and other
 current assets                          98                    120
                                     --------              --------

Total current assets                  3,282                  3,669

Property, plant and equipment, net    1,136                  1,197
                                    --------               --------

Total assets                        $ 4,418                $ 4,866
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   176                $   180
Customer deposits                       138                    140
Accrued federal and state
 income taxes                             0                    234
Accrued payroll and related
 expenses                               109                    126
Accrued compensated absences            243                    249
Cash dividend payable                   290                      0
Other current liabilities                47                    146
                                    --------               --------

Total current liabilities             1,003                  1,075

Deferred tax liability -
 noncurrent                              30                     30
                                    --------               --------

Total liabilities                     1,033                  1,105
                                    --------               --------


Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,219                  1,595
                                    --------               --------
                                      4,891                  5,267
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            3,385                  3,761
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,418                $ 4,866
                                    ========               ========

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 2002 AND 2001
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2002          2001

Net sales                      $1,489        $2,390

Cost of goods sold              1,039         1,220
                               -------       -------
Gross profit                      450         1,170

Selling, general and
 administrative expenses          589           610
                               -------       -------
(Loss) income from
 operations                      (139)          560

Other income (net),
  principally interest              8            13
                               -------       -------

(Loss) income before
  income taxes                   (131)          573

(Benefit) provision for
  income taxes                    (45)          198
                               -------       -------

NET (LOSS) INCOME                ($86)         $375
                               =======       =======

Basic (loss) earnings
  per share                     ($.03)        $0.13
                               =======       =======

Weighted average number of
  common shares outstanding     2,905         2,905
                               =======       =======

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE THREE MONTHS ENDED

                            DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

(Amounts in thousands)

                                Three months ended
                                   December 31
                                2002          2001
Cash flows from operating
 activities:

Net (loss) income            $  (86)        $  375

Adjustments to reconcile
 net (loss) income to net
 cash provided by operating
 activities:

Depreciation and amortization    76             65

Change in assets and liabilities:

(Increase) decrease in:
Accounts receivable            (166)          (326)
Inventories                     157           (170)
Prepaid expenses & other
 assets                           7            (35)
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (362)           677
                             -------        -------

Net cash (used in) provided
 by operating activities       (374)           586
                             -------        -------

Cash flows from investing
activities:

Investments                      10            510
Capital expenditures            (15)           (28)
                             -------        -------

Net cash (used in) provided
 by investing activities         (5)           482



Cash flows from financing
activities:

Net cash (used in)
 financing activities             0              0
                             -------        -------
(Decrease)increase in cash
 and cash equivalents          (379)         1,068

Cash and cash equivalents
 at beginning of period         649            373
                             -------        -------

Cash and cash equivalents
 at end of period            $  270         $1,441
                             =======        =======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002


Note 1. Summary of Significant Accounting Policies The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2002.







Note 2. Industry Segment Data

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial and defense electronics; and (2) Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, which custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.

Information by segment is as follows:
                               Three months ended
 (thousands of dollars)           December 31
                                 2002      2001

Net Sales (Unaffiliated):
   MFC                          $1,301    $2,369
   NSI                             188        21
                                ------    ------
   Total                        $1,489    $2,390
                                ======    ======

Operating (loss) profit : (a)
   MFC                            ($10)     $614
   NSI                            (129)      (54)
                                ------    ------
   Total                         ($139)     $560
                                ======    ======

Identifiable assets: (b)
   MFC                          $3,802    $3,944
   NSI                             346       436
                                ------    ------
   Subtotal                      4,148     4,380
   Corporate Assets - Cash
   And Cash Equivalents            270       942
                                ------    ------
   Total                        $4,418    $5,322
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2002     September 30, 2002

Raw materials and stock parts              $545                 $636
Work-in-process                             202                  257
Finished goods                               59                   70
                                           ----                 ----
                                           $806                 $963
                                           ====                 ====

  The Company's provision for obsolescence equaled $345,161 at December 31, 2002 and September 30, 2002.


Note 4. Cash Dividend Payable

  On December 18, 2002, the Board of Directors of Microwave Filter Company, Inc. declared a ten cents per share cash dividend to shareholders of record on January 17, 2003 to be distributed on January 31, 2003.


Note 5. Recent Accounting Pronouncements

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The adoption of this standard has no impact on the financial statements of the Company.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2002 vs. THREE MONTHS ENDED DECEMBER 31, 2001.

  Net sales for the three months ended December 31, 2002 equaled $1,489,157, a decrease of $901,303 or 37.7% when compared to net sales of $2,390,460 for the three months ended December 31, 2001.

  MFC sales for the three months ended December 31, 2002 equaled $1,301,163, a decrease of $1,068,565 or 45.1% when compared to sales of $2,369,728 for the three months ended December 31, 2001. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's standard cable/satellite TV products. Last year, the Company saw an increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems, primarily due to the increased security measures that were taken as a result of the September 11th terrorist attacks. That demand has decreased resulting in the lower sales and due to the current economic climate, MFC has not seen an increase in sales in other product areas.

  MFC's sales order backlog equaled $298,317 at December 31, 2002, a decrease of $101,323, when compared to sales order backlog of $399,640 at September 30, 2002. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total MFC's sales order backlog at December 31, 2002 is scheduled to ship by September 30, 2003.

  The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the three months ended December 31, 2002 equaled $187,994, an increase of $167,262 when compared to sales of $20,732 for the three months ended December 31, 2001. Despite the increase in sales, NSI's sales order levels have also been impacted negatively by the sluggish economy and reduced capital spending. Sales of NSI related equipment, on a quarter to quarter basis, can also be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At December 31, 2002, NSI's sales order backlog equaled $394,600 compared to $305,938, at September 30, 2002. Approximately 65% of NSI's total backlog of orders is scheduled to ship by September 30, 2003.

  The Company recorded a net loss of $86,168, or a loss of $.03 per share, for the three months ended December 31, 2002 compared to net income of $375,492, or $.13 per share, for the three months ended December 31, 2001. The decrease in net income can primarily be attributed to the decrease in sales.

  Gross profit for the three months ended December 31, 2002 equaled $449,686, a decrease of $720,405 or 61.6%, when compared to gross profit of $1,170,091 for the three months ended December 31, 2001. As a percentage of sales, gross profit equaled 30.2% for the three months ended December 31, 2002 compared to 48.9% for the three months ended December 31, 2001. The decrease in gross profit can primarily be attributed to the decrease in sales.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2002 equaled $589,197, a decrease of $20,476 or 3.4%, when compared to SG&A expenses of $609,673 for the three months ended December 31, 2001. SGA expenses increased to 39.6% of sales for the three months ended December 31, 2002 when compared to 25.5% of sales for the three months ended December 31, 2001, primarily due to the decrease in sales this year when compared to the same period last year.

  On an industry segment basis, MFC recorded a loss from operations of $10,600 for the three months ended December 31, 2002 compared to income from operations of $614,418 for the three months ended December 31, 2001. The decrease can primarily be attributed to the decrease in MFC's sales. NSI recorded a loss from operations of $128,911 for the three months ended December 31, 2002 compared to a loss from operations of $53,931 for the three months ended December 31, 2001. NSI's losses can primarily be attributed to low sales volume, fixed overhead expenses and an increase in promotional expenses this year when compared to the same period last year.

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

  The Company has deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.


LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents decreased $378,898 to $270,298 at December 31,2002 when compared to $649,196 at September 30, 2002. The decrease was a result of $374,425, in net cash used in operating activities and $4,473 in net cash used in investing activities.

  The increase of $166,511 in accounts receivable at December 31, 2002, when compared to September 30, 2002, can primarily be attributable to the increase in shipments during the month ended December 31, 2002 when compared to the month ended September 30, 2002.

  The decrease of $157,359 in inventories at December 31, 2002, when compared to September 30, 2002, can primarily be attributable to the decrease in MFC's sales orders and the scheduled delivery of NSI's sales order backlog.

  The decrease in accrued federal and state income taxes payable of $233,846 at December 31, 2002, when compared to September 30, 2002, can primarily be attributed to the decrease in pre-tax income.

  The decrease in other current liabilities of $99,287 at December 31, 2002, when compared to September 30, 2002, can primarily be attributed to the payment of the Company's fiscal 2002 discretionary profit sharing contribution during the quarter ended December 31, 2002.

  Cash used in investing activities during the three months ended December 31, 2002 consisted of funds provided by the sale of investments ($10,147) and funds used for capital expenditures ($14,620).


  At December 31, 2002, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.




RECENT PRONOUNCEMENTS
----------------------

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued June 2002 and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring." The adoption of this standard has no impact on the financial statements of the Company.





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

ITEM 4.   CONTROLS AND PROCEDURES

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


                               MICROWAVE FILTER COMPANY, INC.


February 13, 2003                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 13, 2003                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer

                                 CERTIFICATION


 I, Carl F. Fahrenkrug, Chief Executive Officer of Microwave Filter Company, Inc. ("Company"), certify that:

1. I have reviewed this Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our
      evaluation as of the     Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors ( or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls, and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and


6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003                        /s/ Carl F. Fahrenkrug

                                                    Carl F. Fahrenkrug

                                  CERTIFICATION

 I, Richard L. Jones, Chief Financial Officer of Microwave Filter Company, Inc. ("Company"), certify that:

1. I have reviewed this Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including it's consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Company's board of directors ( or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls, and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003                        /s/ Richard L. Jones

                                                    Richard L. Jones

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microwave Filter Company, Inc. (the Company) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Carl F. Fahrenkrug, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Carl F. Fahrenkrug

Carl F. Fahrenkrug
Chief Executive Officer
February 13, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microwave Filter Company, Inc. (the Company) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Richard L. Jones, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Richard L. Jones

Richard L. Jones
Chief Financial Officer
February 13, 2003