Form 10-Q
period 2003-03-31
MICROWAVE FILTER CO INC /NY/
filed 2003-05-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2003

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

    Common Stock, $.10 Par Value -    2,904,781 shares as of March
31, 2003.

                        PART I. - FINANCIAL INFORMATION


                        MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                              MARCH 31, 2003         SEPTEMBER 30, 2002
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   341                $   649
Investments                             986                  1,378
Accounts receivable-trade, net          311                    379
Federal and state income
 tax recoverable                        110                      0
Inventories                             938                    963
Deferred tax asset - current            180                    180
Prepaid expenses and other
 current assets                         111                    120
                                     --------              --------

Total current assets                  2,977                  3,669

Property, plant and equipment, net    1,087                  1,197
                                    --------               --------

Total assets                        $ 4,064                $ 4,866
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   261                $   180
Customer deposits                       189                    140
Accrued federal and state
 income taxes                             0                    234
Accrued payroll and related
 expenses                               117                    126
Accrued compensated absences            216                    249
Other current liabilities                45                    146
                                    --------               --------

Total current liabilities               828                  1,075

Deferred tax liability -
 noncurrent                              30                     30
                                    --------               --------



Total liabilities                       858                  1,105
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                     1,040                  1,595
                                    --------               --------
                                      4,712                  5,267
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            3,206                  3,761
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 4,064                $ 4,866
                                    ========               ========

See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE THREE MONTHS AND SIX MONTHS

                         ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)


(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2003          2002         2003         2002

Net sales                      $1,014        $2,111       $2,503       $4,501

Cost of goods sold                762         1,317        1,802        2,537
                               -------       -------      -------      -------
Gross profit                      252           794          701        1,964

Selling, general and
 administrative expenses          530           562        1,119        1,172
                               -------       -------      -------      -------
(Loss) income from
 operations                      (278)          232         (418)         792

Other income (net),
  Principally interest              5            11           13           24
                               -------       -------      -------      -------

(Loss) Income before
   income taxes                  (273)          243         (405)         816

(Benefit) Provision for
   income taxes                   (94)           84         (140)         282
                               -------       -------      -------      -------

NET (LOSS) INCOME               ($179)         $159        ($265)        $534
                               =======       =======      =======      =======

Basic (loss) earnings
   per share                   ($0.06)        $0.05       ($0.09)       $0.18
                               =======       =======      =======      =======

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 2003 AND 2002
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                2003          2002        2003         2002

Cash flows from operating
 activities:

Net (loss) income            ($ 179)        $  159      ($ 265)       $  534

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
Depreciation and amortization    75             66         151           131

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable             234            124          68          (201)
Inventories                    (132)            45          25          (125)
Federal and state income
 tax recoverable                (94)             0        (110)            0
Prepaid expenses & other
 assets                         (14)           (21)          9           (57)
Increase (decrease) in:
Accounts payable & accrued
 expenses                       116             18        (247)          695
                             -------        -------    --------       -------
Net cash provided by (used
 in) operating activities         6            391        (369)          977
                             -------        -------    --------       -------

Cash flows from investing
activities:

Investments                     381         (1,040)        392          (530)
Capital expenditures            (26)            (8)        (41)          (36)
                             -------        -------    --------       -------
Net cash provided by (used
 in) investing activities       355         (1,048)        351          (566)





Cash flows from financing
activities:

Cash dividend paid             (290)          (203)       (290)         (203)
                             -------        -------     -------       -------
Net cash used in
 financing activities          (290)          (203)       (290)         (203)

Increase (decrease) in cash
 and cash equivalents            71           (860)       (308)          208

Cash and cash equivalents
 at beginning of period         270          1,441         649           373
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  341         $  581      $  341        $  581
                             =======        =======     =======       =======

See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2003


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the six month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2002.







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

 Information by segment is as follows:
                               Three months ended    Six months ended
 (thousands of dollars)             March 31             March 31,
                                 2003      2002       2003      2002

Net Sales (Unaffiliated):
   MFC                          $  967    $1,722     $2,268    $4,091
   NSI                              47       389        235       410
                                ------    ------     ------    ------
   Total                        $1,014    $2,111     $2,503    $4,501
                                ======    ======     ======    ======

Operating (loss) profit: (a)
   MFC                          ($205)     $229      ($216)     $843
   NSI                            (73)        3       (202)      (51)
                                ------    ------     ------    ------
   Total                        ($278)     $232      ($418)     $792
                                ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $3,188    $4,162     $3,188    $4,162
   NSI                             535       553        535       553
                                ------    ------     ------    ------
   Subtotal                      3,723     4,715      3,723     4,715
   Corporate Assets - Cash
   And Cash Equivalents            341       581        341       581
                                ------    ------     ------    ------
   Total                        $4,064    $5,296     $4,064    $5,296
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

  (thousands of dollars)              March 31, 2003    September 30, 2002

Raw materials and stock parts              $468                 $636
Work-in-process                             419                  257
Finished goods                               51                   70
                                         ------                 ----
                                           $938                 $963
                                         ======                 ====

  The Company's provision for obsolescence equaled $345,161 at March 31, 2003 and September 30, 2002.

Note 4. Recent Accounting Pronouncements

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

  In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 effective December 31, 2002, and the recognition/measurement requirements of FIN 45 did not have an impact on our financial position or results of operations for the three months ended March 31, 2003. See further discussion regarding indemnifications in Footnote 5.

Note 5. Commitments and Contingencies

Legal matters:

  The Company is unaware of any material threatened or pending litigation against the Company.

Indemnifications:

  The Certificate of Incorporation provides for indemnification of all officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. There have been no modifications to the Certificate of Incorporation since December 31, 2002, nevertheless, management believes the estimated fair value of these indemnifications is minimal.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2003 vs. THREE MONTHS ENDED MARCH 31, 2002

  Net sales for the three months ended March 31, 2003 equaled $1,013,892, a decrease of $1,097,059 or 52% when compared to net sales of $2,110,951 for the three months ended March 31, 2002. The decrease in sales can primarily be attributed to a general decline in customer demand for the Company's products.

  MFC sales for the three months ended March 31, 2003 equaled $966,522, a decrease of $755,070 or 43.9% when compared to sales of $1,721,592 for the three months ended March 31, 2002. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's standard cable/satellite TV products. Last year, the Company saw an increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems, primarily due to the increased security measures that were taken as a result of the September 11th terrorist attacks. That demand has subsided resulting in the lower sales and due to the current economic climate, MFC has not seen an increase in sales in other product areas.

  MFC's sales order backlog equaled $189,781 at March 31, 2003, a decrease of $108,536, when compared to sales order backlog of $298,317 at December 31, 2002. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 98% of MFC's sales order backlog at March 31, 2003 is scheduled to ship by September 30, 2003.


  The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.


  NSI sales for the three months ended March 31, 2003 equaled $47,370, a decrease of $341,989 or 87.8% when compared to sales of $389,359 for the three months ended March 31, 2002. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At March 31, 2003, NSI's backlog of orders equaled $549,631, an increase of $155,031 when compared to backlog of $394,600 at December 31, 2002. Despite the increase in sales order backlog, NSI continues to feel the effects of the sluggish economy and reduced capital spending. Approximately 75% of NSI's total backlog of orders is scheduled to ship by September 30, 2003.

  Net income decreased $337,856 in the second quarter of fiscal 2003 to a loss of $179,076 when compared to net income of $158,781 for the three months ended March 31, 2002. The decrease in net income can primarily be attributed to the decrease in sales.

  Gross profit for the three months ended March 31, 2003 equaled $251,687, a decrease of $541,919 or 68.3% when compared to gross profit of $793,606 for the three months ended March 31, 2002. As a percentage of sales, gross profit equaled 24.8% for the three months ended March 31, 2003 compared to 37.6% for the three months ended March 31, 2002. The decreases in gross profit can primarily be attributed to lower sales volume.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2003 equaled $529,772, a decrease of $32,217 or 5.7% when compared to SG&A expenses of $561,989 for the three months ended March 31, 2002. SGA expenses increased to 52.3% of sales for the three months ended March 31, 2003 when compared to 26.6% of sales for the three months ended March 31, 2002 primarily due to the decrease in sales this year when compared to the same period last year. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

  On an industry segment basis, MFC recorded a loss from operations for the three months ended March 31, 2003 of $204,811 compared to income from operations of $228,973 for the three months ended March 31, 2002. MFC's loss from operations can primarily be attributed to the lower sales volume. NSI recorded a loss from operations of $73,274 for the three months ended March 31, 2003 compared to income from operations of $2,644 for the three months ended March 31, 2002. NSI's loss from operations can also be attributed to the low sales volume.


SIX MONTHS ENDED MARCH 31, 2003 vs. SIX MONTHS ENDED MARCH 31, 2002

  Net sales for the six months ended March 31, 2003 equaled $2,503,049, a decrease of $1,998,362 or 44.4% when compared to net sales of $4,501,411 for the six months ended March 31, 2002.

  MFC sales for the six months ended March 31, 2003 equaled $2,267,685, a decrease of $1,823,635 or 44.6% when compared to sales of $4,091,320 for the six months ended March 31, 2002. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's standard cable/satellite TV products. Last year, the Company saw an increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems, primarily due to the increased security measures that were taken as a result of the September 11th terrorist attacks. That demand has subsided resulting in the lower sales and due to the current economic climate, MFC has not seen an increase in sales in other product areas.

  NSI sales for the six months ended March 31, 2003 equaled $235,364, a decrease of $174,727 or 42.6% when compared to sales of $410,091 for the six months ended March 31, 2002. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At March 31, 2003, NSI's backlog of orders equaled $549,631, an increase of $243,693 when compared to backlog of $305,938 at September 30, 2002. Despite the increase in sales order backlog, NSI continues to feel the effects of the sluggish economy and reduced capital spending. Approximately 75% of NSI's total backlog of orders is scheduled to ship by September 30, 2003.

  Net income for the six months ended March 31, 2003 decreased $799,517 to a loss of $265,244 when compared to net income of $534,273 for the six months ended March 31, 2002. The decrease in net income can primarily be attributed to the lower sales volume.

  Gross profit for the six months ended March 31, 2003 equaled $701,373 or 28.0% of sales, a decrease of $1,262,324 or 64.3%, when compared to gross profit of $1,963,697 or 43.6% of sales for the six months ended March 31, 2002. The decreases in gross profit can primarily be attributed to the lower sales volume.

  SG&A expenses for the six months ended March 31, 2003 equaled $1,118,969, a decrease of $52,693 or 4.5% when compared to SG&A expenses of $1,171,662 for the six months ended March 31, 2002. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

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

  Revenues from product sales are recorded as the products are shipped and title and risk of loss have passed to the customer, provided that no significant vendor or post-contract support obligations remain and the collection of the related receivable is probable. Collections in advance of the Company's performance of such work are reflected as customer deposits in the accompanying consolidated balance sheet.

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


LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents decreased $307,998 to $341,198 at March 31, 2003 when compared to $649,196 at September 30, 2002. The decrease was a result of $368,426 in net cash used in operating activities, $350,906 in net cash provided by investing activities and $290,478 in net cash used in financing activities.

  The decrease in accounts receivable of $67,946 at March 31, 2003, when compared to September 30, 2002, can primarily be attributed to the decrease in sales during the month ended March 31, 2003 when compared to the month ended September 30, 2002.

  The increase in accounts payable of $81,424 at March 31, 2003, when compared to September 30, 2002, can primarily be attributed to the increase in purchases as a result of the increase in the NSI sales order backlog at March 31, 2003 when compared to September 30, 2002.

  The increase of $49,020 in customer deposits at March 31, 2003, when compared to September 30, 2002, can primarily be attributable to the increase in the NSI sales order backlog.

  The decrease in other current liabilities of $101,438 at March 31, 2003, when compared to September 30, 2002, can primarily be attributed to the payment of the fiscal year 2002 discretionary profit sharing contribution.

  Cash used in investing activities during the six months ended March 31, 2003 consisted of funds provided by the sale of investments ($391,878) and funds used for capital expenditures ($40,972).

  Cash used in financing activities during the six months ended March 31, 2003 consisted of funds used to pay a cash dividend ($290,478) on January 31, 2003. At March 31, 2003, the Company had unused aggregate lines of credit totaling $600,000. Of these lines, $100,000 is for the purchase of equipment and is collateralized by equipment and $500,000 is for working capital and is collateralized by accounts receivable, inventories and equipment.

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

  In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 effective December 31, 2002, and the recognition/measurement requirements of FIN 45 did not have an impact on our financial position or results of operations for the three months ended March 31, 2003.



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

Item 5.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 7, 2003 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

         The following matter was submitted to the vote of shareholders:

         Proposal 1. The election of three directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Trudi B. Artini         2,568,607           25,775
      Milo Peterson           2,571,487           22,895
      David B. Robinson       2,575,608           18,774


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


May 14, 2003                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 14, 2003                     Richard L. Jones
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


Date:  May 14, 2003                             /s/ Carl F. Fahrenkrug

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


Date:  May 14, 2003                             /s/ Richard L. Jones

                                                    Richard L. Jones


Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microwave Filter Company, Inc. (the Company) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Carl F. Fahrenkrug, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Carl F. Fahrenkrug

Carl F. Fahrenkrug
Chief Executive Officer
May 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microwave Filter Company, Inc. (the Company) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Richard
L. Jones, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Richard L. Jones

Richard L. Jones
Chief Financial Officer
May 14, 2003