Form 10-Q
period 2003-06-30
MICROWAVE FILTER CO INC /NY/
filed 2003-08-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2003

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

    Common Stock, $.10 Par Value -    2,904,781 shares as of June
30, 2003.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                              JUNE 30, 2003         SEPTEMBER 30, 2002
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   344                $   649
Investments                             881                  1,378
Accounts receivable-trade, net          443                    379
Federal and state income
 tax recoverable, net                   152                      0
Inventories                             659                    963
Deferred tax asset - current            180                    180
Prepaid expenses and other
 current assets                          87                    120
                                     --------              --------

Total current assets                  2,746                  3,669

Property, plant and equipment, net    1,016                  1,197
                                    --------               --------

Total assets                        $ 3,762                $ 4,866
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   130                $   180
Customer deposits                        86                    140
Accrued federal and state
 income taxes                             0                    234
Accrued payroll and related
 expenses                                99                    126
Accrued compensated absences            242                    249
Other current liabilities                46                    146
                                    --------               --------

Total current liabilities               603                  1,075

Deferred tax liability -
 noncurrent                              30                     30
                                    --------               --------



Total liabilities                       633                  1,105
                                    --------               --------
Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                       963                  1,595
                                    --------               --------
                                      4,635                  5,267
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            3,129                  3,761
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 3,762                $ 4,866
                                    ========               ========

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS AND NINE MONTHS

                      ENDED JUNE 30 2003 AND 2002
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended        Nine months ended
                                     June 30                   June 30
                                2003          2002        2003          2002

Net sales                      $1,323        $1,517       $3,826       $6,019

Cost of goods sold              1,012         1,104        2,814        3,642
                               -------       -------      -------      -------
Gross profit                      311           413        1,012        2,377

Selling, general and
 administrative expenses          432           544        1,550        1,716
                               -------       -------      -------      -------
(Loss) income from
 operations                      (121)         (131)        (538)         661

Other income (net),
  Principally interest              4             9           16           32
                               -------       -------      -------      -------

(Loss) Income before
   income taxes                  (117)         (122)        (522)         693

(Benefit) Provision for
   income taxes                   (40)          (42)        (180)         239
                               -------       -------      -------      -------

NET (LOSS) INCOME                ($77)         ($80)       ($342)        $454
                               =======       =======      =======      =======

Basic (loss) earnings
   per share                   ($0.03)       ($0.03)      ($0.12)       $0.16
                               =======       =======      =======      =======

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                            JUNE 30, 2003 AND 2002
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Nine months ended
                                     June 30                  June 30
                                2003          2002        2003         2002

Cash flows from operating
 activities:

Net (loss) income            ($  77)        ($  80)     ($ 342)       $  454

Adjustments to reconcile
 net (loss) income to net
 cash provided by (used in)
 operating activities:
Depreciation and amortization    76             74         227           205

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable            (132)           284         (65)           83
Inventories                     279            122         304            (3)
Federal and state income
 tax recoverable                (42)             0        (152)            0
Prepaid expenses & other
 assets                          24             20          34           (37)
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (225)          (263)       (472)          432
                             -------        -------    --------       -------
Net cash (used in) provided
 by operating activities        (97)           157        (466)        1,134
                             -------        -------    --------       -------

Cash flows from investing
activities:

Investments                     105             47         497          (483)
Capital expenditures             (5)          (177)        (46)         (213)
                             -------        -------    --------       -------
Net cash provided by (used
 in) investing activities       100           (130)        451          (696)





Cash flows from financing
activities:

Cash dividend paid                0              0        (290)         (203)
                             -------        -------     -------       -------
Net cash used in
 financing activities             0              0        (290)         (203)

Increase (decrease) in cash
 and cash equivalents             3             27        (305)          235

Cash and cash equivalents
 at beginning of period         341            581         649           373
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period            $  344         $  608      $  344        $  608
                             =======        =======     =======       =======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2003


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2002.


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

 Information by segment is as follows:
                               Three months ended   Nine months ended
 (thousands of dollars)             June 30,             June 30,
                                 2003      2002       2003      2002

Net Sales (Unaffiliated):
   MFC                          $  862    $1,389     $3,130    $5,480
   NSI                             461       128        696       539
                                ------    ------     ------    ------
   Total                        $1,323    $1,517     $3,826    $6,019
                                ======    ======     ======    ======

Operating (loss) profit: (a)
   MFC                           ($170)     ($32)     ($385)     $811
   NSI                              49       (99)      (153)     (150)
                                 ------    ------     ------    ------
   Total                         ($121)    ($131)     ($538)     $661
                                 ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $2,987    $4,023     $2,987    $4,023
   NSI                             431       322        431       322
                                ------    ------     ------    ------
   Subtotal                      3,418     4,345      3,418     4,345
   Corporate Assets - Cash
   And Cash Equivalents            344       608        344       608
                                ------    ------     ------    ------
   Total                        $3,762    $4,953     $3,762    $4,953
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

  (thousands of dollars)              June 30, 2003     September 30, 2002

Raw materials and stock parts              $421                 $636
Work-in-process                             193                  257
Finished goods                               45                   70
                                         ------                 ----
                                           $659                 $963
                                         ======                 ====

  The Company's provision for obsolescence equaled $345,161 at June 30, 2003 and September 30, 2002.

Note 4. Recent Accounting Pronouncements

  SFAS No. 147, "Acquisitions of Certain Financial Institutions", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123", SFAS No. 149 " Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" have been issued. The adoption of these statements will have no impact on the financial statements of the Company.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2003 vs. THREE MONTHS ENDED JUNE 30, 2002

  Net sales for the three months ended June 30, 2003 equaled $1,322,546, a decrease of $194,766 or 12.8% when compared to net sales of $1,517,312 for the three months ended June 30, 2002.

  MFC sales for the three months ended June 30, 2003 equaled $861,743, a decrease of $527,267 or 38.0% when compared to sales of $1,389,010 for the three months ended June 30, 2002. The decrease in MFC sales for the quarter can primarily be attributed to a general decline in demand for the Company's products. Except for the increase in demand over the last 21 months for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems, MFC has experienced declines in sales in most product groups primarily due to economic conditions. The increase in demand for MFC's radar interference filters over the last two fiscal years can primarily be attributed to the increased security measures that were taken as a result of the September 11th terrorist attacks.

  MFC's sales order backlog equaled $314,036 at June 30, 2003, an increase of $124,255, when compared to sales order backlog of $189,781 at March 31, 2003. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 98% of MFC's sales order backlog at June 30, 2003 is scheduled to ship by September 30, 2003.

  The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the three months ended June 30, 2003 equaled $460,803, an increase of $332,501 or 259.0% when compared to sales of $128,302 for the three months ended June 30, 2002. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At June 30, 2003, NSI's backlog of orders equaled $123,980, a decrease of $425,651 when compared to backlog of $549,631 at March 31, 2003. Despite the increase in sales, NSI continues to feel the effects of the sluggish economy and reduced capital spending. NSI's total backlog of orders is scheduled to ship by September 30, 2003.

  The Company recorded a net loss of $76,552 for the three months ended June 30, 2003 compared to a net loss of $80,194 for the three months ended June 30, 2002. The improvement, despite the lower sales volume, can primarily be attributed to a decrease in operating expenses. The Company is emphasizing cost controls and cost cutting measures in these uncertain economic times.

  Gross profit for the three months ended June 30, 2003 equaled $310,565, a decrease of $102,454 or 24.8% when compared to gross profit of $413,019 for the three months ended June 30, 2002. As a percentage of sales, gross profit equaled 23.5% for the three months ended June 30, 2003 compared to 27.2% for the three months ended June 30, 2002. The decreases in gross profit can be attributed to both the lower sales volume and the product sales mix.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2003 equaled $431,358, a decrease of $113,082 or 20.8% when compared to SG&A expenses of $544,440 for the three months ended June 30, 2002. As a percentage of sales, SGA expenses decreased to 32.6% of sales for the three months ended June 30, 2003 when compared to 35.9% of sales for the three months ended June 30, 2002 primarily due to the dollar decrease in expenses. Due to the uncertain economic climate, the Company has been emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

  On an industry segment basis, MFC recorded a loss from operations of $169,790 for the three months ended June 30, 2003 compared to a loss from operations of $32,397 for the three months ended June 30, 2002 primarily due to the decrease in sales this year when compared to the same period last year. NSI recorded income from operations of $48,997 for the three months ended June 30, 2003 compared to a loss from operations of $99,024 for the three months ended June 30, 2002. NSI's improvement can be attributed to the higher sales volume.

  The Company recognized an income tax benefit of $40,321 for the three months ended June 30, 2003. The net operating loss may be carried back to prior years to recover taxes previously paid.

NINE MONTHS ENDED JUNE 30, 2003 vs. NINE MONTHS ENDED JUNE 30, 2002

  Net sales for the nine months ended June 30, 2003 equaled $3,825,595, a decrease of $2,193,128 or 36.4% when compared to net sales of $6,018,723 for the nine months ended June 30, 2002.

  MFC sales for the nine months ended June 30, 2003 equaled $3,129,428, a decrease of $2,350,902 or 42.9% when compared to sales of $5,480,330 for the nine months ended June 30, 2002. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's standard cable/satellite TV products. Last year, the Company saw an increase in demand for the company's filters which suppress strong out-of-band interference caused by military and civilian radar systems, primarily due to the increased security measures that were taken as a result of the September 11th terrorist attacks. That demand has subsided resulting in the lower sales and due to the current economic climate, MFC has not seen an increase in sales in other product areas.

  NSI sales for the nine months ended June 30, 2003 equaled $696,167, an increase of $157,774 or 29.3% when compared to sales of $538,393 for the nine months ended June 30, 2002. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. Despite the increase in sales, NSI continues to feel the effects of the sluggish economy and reduced capital spending.

  Net income for the nine months ended June 30, 2003 decreased $795,873 to a loss of $341,795 when compared to net income of $454,078 for the nine months ended June 30, 2002. The decrease in net income can primarily be attributed to the lower sales volume.

  Gross profit for the nine months ended June 30, 2003 equaled $1,011,938 or 26.5% of sales, a decrease of $1,364,778 or 57.4%, when compared to gross profit of $2,376,716 or 39.5% of sales for the nine months ended June 30, 2002. The decreases in gross profit can primarily be attributed to the lower sales volume.

  SG&A expenses for the nine months ended June 30, 2003 equaled $1,550,327, a decrease of $165,775 or 9.7% when compared to SG&A expenses of $1,716,102 for the nine months ended June 30, 2002. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

  The Company recognized an income tax benefit of $180,029 for the nine months ended June 30, 2003. The net operating loss may be carried back to prior years to recover taxes previously paid.

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

  The Company has deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using the ability to carry back losses to profitable years or by using estimates of future taxable income streams, as applicable. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.


LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents decreased $304,923 to $344,273 at June 30, 2003 when compared to $649,196 at September 30, 2002. The decrease was a result of $465,590 in net cash used in operating activities, $451,145 in net cash provided by investing activities and $290,478 in net cash used in financing activities.

  The increase in accounts receivable of $64,669 at June 30, 2003, when compared to September 30, 2002, can primarily be attributed to the increase in sales during the month ended June 30, 2003 when compared to the month ended September 30, 2002.

  The decrease in inventories of $304,427 at June 30, 2003, when compared to September 30, 2002, can primarily be attributed to the decrease in the sales order backlog at June 30, 2003 when compared to September 30, 2002. The Company's sales order backlog equaled $438,016 at June 30, 2003 compared to $705,578 at September 30, 2002.

  The decrease in accounts payable of $49,978 at June 30, 2003, when compared to September 30, 2002, can primarily be attributed to the decrease in purchases due to the lower sales orders this year when compared to the same period last year.

  The decrease of $53,734 in customer deposits at June 30, 2003, when compared to September 30, 2002, can primarily be attributable to the decrease in the NSI sales order backlog.

  The decrease in other current liabilities of $100,106 at June 30, 2003, when compared to September 30, 2002, can primarily be attributed to the payment of the fiscal year 2002 discretionary profit sharing contribution.

  Cash provided by investing activities during the nine months ended June 30, 2003 consisted of funds provided by the sale of investments ($497,184) and funds used for capital expenditures ($46,039).

  Cash used in financing activities during the nine months ended June 30, 2003 consisted of funds used to pay a cash dividend ($290,478) on January 31, 2003.

  At June 30, 2003, the Company had unused aggregate lines of credit totaling $750,000.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


RECENT ACCOUNTING PRONOUNCEMENTS

  SFAS No. 147, "Acquisitions of Certain Financial Institutions", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123", SFAS No. 149 " Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" have been issued. The adoption of these statements will have no impact on the financial statements of the Company.


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

Item 2.  Changes in Securities

         None during this reporting period.

Item 3.  Defaults Upon Senior Securities

         The Company has no senior securities.

Item 4.   Controls and Procedures

(a.) Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon that evaluation, the principal executive officer and principal financial officer of the Company have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its consolidated subsidiaries required to be included in the Company's reports filed or submitted with the Securities and Exchange Commission under the Exchange Act.

(b.)  Changes in Internal Control Over Financial Reporting

There has been no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

Item 5.  Submission of Matters to a Vote of Security Holders

         None during this reporting period.


 Item 6.  Exhibits and Reports on Form 8-K

(a.)  Exhibits

   Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b.)  Reports on Form 8-K

   None.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICROWAVE FILTER COMPANY, INC.


August 14, 2003                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 14, 2003                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer


CERTIFICATION


 I, Carl F. Fahrenkrug, Chief Executive Officer of Microwave Filter Company, Inc. certify that:

1. I have reviewed this Form 10-Q of Microwave Filter Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.




Date:  August 14, 2003                          /s/ Carl F. Fahrenkrug

                                                    Carl F. Fahrenkrug


CERTIFICATION

I, Richard L. Jones, Chief Financial Officer of Microwave Filter Company, Inc. certify that:

1. I have reviewed this Form 10-Q of Microwave Filter Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.




Date:  August 14, 2003                          /s/ Richard L. Jones

                                                    Richard L. Jones



Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C SECTION1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microwave Filter Company, Inc. (the Company) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Carl F. Fahrenkrug, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Carl F. Fahrenkrug

Carl F. Fahrenkrug
Chief Executive Officer
August 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C SECTION1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Microwave Filter Company, Inc. (the Company) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Richard
L. Jones, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/Richard L. Jones

Richard L. Jones
Chief Financial Officer
August 14, 2003