Form 10-K
period 2003-09-30
MICROWAVE FILTER CO INC /NY/
filed 2003-12-22
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended________September 30, 2003_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

YES __X__  NO____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on December 1, 2003 was $2,819,883.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2003:   2,904,781

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

  Wireless Cable is a video delivery service that has attempted to compete with cable television with limited success. This service delivers programming over-the-air using microwave frequencies. Television programming is received via a small rooftop antenna. The signals are then down converted for reception by the television set. At the home, the equipment looks the same as that supplied by a cable television company with the exception of the rooftop antenna.

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

BACKLOG
-------

  At September 30, 2003, the Company's total backlog of orders was $452,789 compared to $705,578 at September 30, 2002. At September 30, 2003, MFC's backlog of orders was $328,809 compared to $399,640 at September 30, 2002. At September 30, 2003, NSI's backlog of orders was $123,980 compared to $305,938 at September 30, 2002. The total Company backlog at September 30, 2003 is scheduled to ship during fiscal 2004. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2003, the Company employed 59 full-time permanent employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $349,203, $376,857 and $362,518 for the fiscal years 2003, 2002 and 2001, respectively. Research and development costs are charged to operations as incurred.

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



Fiscal 2003                        High      Low

Oct. 1, 2002 to Dec. 31, 2002   $  1.53   $   .90
Jan. 1, 2003 to Mar. 31, 2003      1.95       .97
Apr. 1, 2003 to June 30, 2003      1.24       .92
July 1, 2003 to Sept. 30, 2003     1.51      1.04


Fiscal 2002                        High      Low

Oct. 1, 2001 to Dec. 31, 2001   $  1.45   $  1.00
Jan. 1, 2002 to Mar. 31, 2002      2.98      1.13
Apr. 1, 2002 to June 30, 2002      2.55      1.50
July 1, 2002 to Sept. 30, 2002     1.81       .94


  The approximate number of stockholders on September 30, 2003 was 2,800.

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



Five Year Summary of Financial Data


                                                           September 30
                                     2003         2002         2001          2000         1999
Net Sales                        $ 5,059,520  $ 7,251,732  $ 6,848,191   $ 7,491,853   $ 6,572,949
Net (Loss) Income                $  (282,400) $   434,287  $   128,752   $   338,736   $   160,471
Total Assets                     $ 3,901,545  $ 4,865,885  $ 4,270,151   $ 5,142,708   $ 4,704,630
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
(Loss) Earnings Per Share        $      (.10) $       .15  $       .04   $       .11   $       .05
Weighted Average Number of
Common Shares Outstanding          2,904,781    2,904,781    2,946,284     3,169,061     3,283,098
Cash ($) Dividends Paid Per
   Share                         $       .10  $       .07  $       .03   $       .05   $       .05



Net (loss) income as a percentage of:   2003         2002         2001         2000          1999
Sales.............................      (5.6)         6.0          1.9          4.5           2.4
Assets   ....................           (7.2)         8.9          3.0          6.6           3.4
Equity............................      (8.9)        11.5          3.6          8.8           4.3


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


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2003.

Product group (in thousands)  Fiscal 2003    Fiscal 2002   Fiscal 2001

Niagara Scientific             $  704           $  552        $  981
Microwave Filter:
  Cable/Satellite TV            3,138            5,326         4,022
  RF/Microwave                  1,015              980         1,184
  Broadcast TV                    202              394           661
    Total                      $5,059           $7,252        $6,848

Sales backlog at 9/30          $  453           $  706        $  466



Fiscal 2003 compared to fiscal 2002

  Consolidated net sales for the fiscal year ended September 30, 2003 equaled $5,059,520, a decrease of $2,192,212 or 30.2% when compared to consolidated net sales of $7,251,732 during the fiscal year ended September 30, 2002.

  Microwave Filter Company, Inc. (MFC) sales decreased $2,344,203 or 35% to $4,355,223 during the fiscal year ended September 30, 2003 when compared to sales of $6,699,426 during the fiscal year ended September 30, 2002.

  The decrease in MFC sales can primarily be attributed to the decrease in the sales of the Company's standard Cable/Satellite TV product sales, which management attributes to the decrease in demand for the Company's standard filters which suppress strong out-of-band interference caused by military and civilian radar systems. Last year, the Company saw an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems, primarily due to the increased security measures that were taken as a result of the September 11th terrorist attacks. That demand decreased during fiscal 2003 resulting in the lower sales and due to the current economic climate, MFC has not seen an increase in sales in other product areas. MFC's Cable/Satellite TV product sales decreased $2,188,365 or 41.1% to $3,137,757 during fiscal 2003 when compared to sales of $5,326,122 for the fiscal year ended September 30, 2002.

  MFC's RF/Microwave product sales increased $35,415 or 3.6% to $1,015,233 during the fiscal year ended September 30, 2003 when compared to sales of $979,818 during the fiscal year ended September 30, 2002. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's BTV/Wireless cable sales decreased $191,253 or 48.6% to $202,233 for the fiscal year ended September 30,2003 when compared to sales of $393,486 for the fiscal year ended September 30, 2002, primarily due to the downturn in the telecommunications marketplace.

  Niagara Scientific, Inc. (NSI) sales increased $151,991 or 27.5% to $704,297 for the fiscal year ended September 30, 2003 when compared to sales of $552,306 for the fiscal year ended September 30, 2002. Sales of NSI related equipment can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. Despite the increase in sales, NSI's sales order levels have been negatively impacted by the sluggish economy and reduced capital spending.

  At September 30, 2003, the Company's total backlog of orders equaled $452,789 compared to $705,578 at September 30, 2002. At September 30, 2003, MFC's backlog of orders equaled $328,809 compared to $399,640 at September 30, 2002. At September 30, 2003, NSI's backlog of orders equaled $123,980 compared to $305,938 at September 30, 2002. The total Company backlog at September 30, 2003 is scheduled to ship during fiscal 2004. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit decreased $1,339,186 or 47.3% to $1,490,166 during the fiscal year ended September 30, 2003 when compared to gross profit of $2,829,352 during the fiscal year ended September 30, 2002. The dollar decrease in gross profit during fiscal 2003, when compared to fiscal 2002, can primarily be attributed to the decrease in sales. As a percentage of sales, gross profit equaled 29.5% during the fiscal year ended September 30, 2003 compared to 39.0% during the fiscal year ended September 30, 2002. The decrease in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to the lower sales volume.

  Selling, general and administrative (SG&A) expenses decreased $309,832 or 13.6% to $1,962,530 during the fiscal year ended September 30, 2003 when compared to SG&A expenses of $2,272,362 during the fiscal year ended September 30, 2002. The reductions were primarily related to decreases in payroll and payroll related expenses and planned reductions in media advertising costs. As a percentage of sales, SG&A expenses increased to 38.8% during the fiscal year ended September 30, 2003 when compared to 31.3% during the fiscal year ended September 30, 2002, primarily due to the decrease in sales during fiscal 2003 when compared to fiscal 2002. Due to the uncertain economic climate, the Company has been emphasizing cost controls and cost cutting measures to minimize operating expenses.

  Income from operations decreased $1,029,354 to a loss from operations of $472,364 during the fiscal year ended September 30, 2003 when compared to income from operations of $556,990 during the fiscal year ended September 30, 2002 primarily due to the decrease in sales. On an industry segment basis, MFC's income from operations decreased $1,055,779 to a loss from operations of $194,582 for the fiscal year ended September 30, 2003 when compared to income from operations of $861,197 for the fiscal year ended September 30, 2002, due primarily to the lower sales volume. NSI recorded a loss from operations of $204,478 for the fiscal year ended September 30, 2003 compared to a loss from operations of $229,893 for the fiscal year ended September 30, 2002. NSI's loss from operations can partly be attributed to the absorption of fixed overhead expenses. Corporate expenses decreased $1,010 to $73,304 for the fiscal year ended September 30, 2003 when compared to corporate expenses of $74,314 for the fiscal year ended September 30, 2002.

  The Company recognized an income tax benefit of $163,928, or an effective tax rate of (36.7%), for the fiscal year ended September 30, 2003 compared to income tax expense of $167,080, or an effective tax rate of 27.8%, for the fiscal year ended September 30, 2002, primarily due to the pre-tax loss for the fiscal year ended September 30, 2003. In 2002, the effective tax rate differed from the statutory tax rate primarily due to research and experimentation tax credits recognized.


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

                                          September 30
                                 2003         2002        2001
Cash & cash equivalents        $646,886     $649,196     $373,142
Investments                    $875,671   $1,377,765     $900,359
Working capital              $2,203,072   $2,594,590   $2,288,932
Current ratio                 4.09 to 1    3.41 to 1    4.18 to 1
Long-term debt                  $     0      $     0      $     0

  Cash and cash equivalents decreased $2,310 to $646,886 at September 30, 2003 when compared to $649,196 at September 30, 2002. The decrease was a result of $167,015 in net cash used in operating activities, $455,183 in net cash provided by investing activities and $290,478 in net cash used in financing activities.

  The net decrease of $60,285 in accounts receivable at September 30, 2003, when compared to September 30, 2002, can primarily be attributed to the decrease in shipments during the month ended September 30, 2003 when compared to the same period last year.

  The net decrease of $255,577 in inventories at September 30, 2003, when compared to September 30, 2002, can primarily be attributed to the decrease in the sales order backlog at September 30, 2003, when compared to the last year, and an increase in the inventory valuation reserves. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $401,974 at September 30, 2003 compared to $345,161 at September 30, 2002. The increase of $56,813 in inventory reserves at September 30, 2003, when compared to the same period last year, can primarily be attributed to the obsolescence of specific inventory items due to product enhancements or the slow movement of certain inventory items due to a decrease in demand. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to their estimated net realizable value.

  The decrease of $100,843 in other current liabilities at September 30, 2003, when compared to September 30, 2002, can be attributed to the payment of the Company's discretionary profit sharing contribution for fiscal 2002 during fiscal 2003.

  Cash used in investing activities during fiscal 2003 consisted of funds provided by the sale of investments of $502,094 and funds used for capital expenditures of $46,911.

  Cash used in financing activities consisted of funds used to pay a cash dividend of $290,478.

  At September 30, 2003, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

Off-Balance Sheet Arrangements

   At September 30, 2003 and 2002, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America
(GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes.

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

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.

  The Company has deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels.

NEW PRONOUNCEMENTS
------------------

SFAS No. 147, "Acquisitions of Certain Financial Institutions", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123", SFAS No. 149 " Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" have been issued. The adoption of these statements has no impact on the financial statements of the Company.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2003. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Financial Statement Schedules called for by this item are submitted as a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


ITEM 9A.   CONTROLS AND PROCEDURES

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

  The Company made no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken. While the Chief Executive and Chief Financial Officers of the Company believe that the Company's existing disclosure controls and procedures have been effective to accomplish its objectives, the Chief Executive and Chief Financial Officers of the Company intend to examine, refine and formalize our disclosure controls and procedures and monitor ongoing developments.

  Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports.

                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/03   Class


TRUDI B. ARTINI       Mrs. Artini is an independent          82,435       2.8%
(a)(b)(d)             investor in MFC and various other
Age 81                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor     58,571       2.0%
(a)(b)(d)             of Psychiatry at Upstate Medical
Age 79                University, State University of New
Director since 1977   York at Syracuse. He was a faculty
                      member from 1958 until his retirement
                      in 1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. He was elected to
                      serve as a Skaneateles Town Councilman
                      from 1990 to 1998. In 1980, he was a
                      founding member of the Skaneateles
                      Festival of Chamber Music.

LOUIS MISENTI         President and Principal               264,814       9.1%
Age 76                shareholder of SCI Corp.,
Director since 1976   Syracuse, New York since 1984.
                      SCI manufactures polishing
                      compounds for the automobile and
                      silverware industries.  Mr.
                      Misenti is also the managing
                      partner of Northern Pines Golf
                      Course, Cicero, New York which was
                      founded in 1970.  He was elected
                      Chairman of the Board of
                      Directors of MFC on March 27,
                      1993.

                                                        Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/1/03    Class

CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed          132,598       4.6%
(a)(d)                President and Chief Executive
Age 61                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

MILO PETERSON         Mr. Peterson has served as             80,000       2.8%
(a)(d)                Executive Vice President and
Age 63                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 58                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/03   Class

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 62                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College.

SIDNEY CHONG          Mr. Chong is a corporate                3,335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 62                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

Daniel Galbally       Mr. Galbally is an accountant           1,489        *
(b)(c)                for Nucor Steel Auburn, Inc.
Age 56                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 630,682 shares or approximately 22% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc. has determined that Mr. Chong and Mr. Galbally, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      61      President and Chief Executive Officer

        Richard L. Jones        55      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        63      Vice President and Corporate Secretary

        Paul W. Mears           44      Vice President of Engineering

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

The Company has adopted a Code of Ethics and Business Conduct for all of our employees and directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Business Conduct is available free of charge on our Company web site at www.microwavefilter.com.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2003, 2002 and 2001, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2003    119,019       -
   President and CEO               2002    127,274       -
                                   2001    126,832       -


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

  MFC's contributions to the plans for the years ended September 30, 2003, 2002 and 2001 amounted to $80,017, $187,488 and $112,461, respectively.

STOCK OPTIONS
-------------

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2003 or 2002.

COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors receive fees of $400.00 per board and committee meetings. MFC also reimburses directors for reasonable expenses incurred in attending meetings. The Chairman of the Board and Officer members receive no compensation for their attendance at meetings. During fiscal 2003, the Company paid Louis S. Misenti $23,542 in compensation for his services as Chairman of the Board of Directors of Microwave Filter Company, Inc.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 1, 2003.

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

(b)    Reports On Form 8-K:

       There are no reports on Form 8-K for the three months ended September 30, 2003.

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

Dated:  December 19, 2003

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

Dated:  December 19, 2003

               ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Independent Auditors' Report.....................................29
Consolidated Balance Sheets as of September 30, 2003 and 2002....30
Consolidated Statements of Operations for the Years
  Ended September 30, 2003, 2002 and 2001 .......................31
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2003, 2002 and 2001 .......................32
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2003, 2002 and 2001 .......................33
Notes to Consolidated Financial Statements.......................34-40



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001:

II-Valuation and Qualifying Accounts.............................42

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors


To the Board of Directors and Shareholders of Microwave Filter Company, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Syracuse, New York
December 11, 2003

         Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2003       2002
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $  646,886  $  649,196
  Investments                                               875,671   1,377,765
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $65,000 and $49,000                318,351     378,636
  Federal and state income tax recoverable                   39,485           0
  Inventories                                               707,590     963,167
  Deferred tax asset - current                              235,492     179,779
  Prepaid expenses and other current assets                  92,666     120,579
                                                          ---------   ---------
    Total current assets                                  2,916,141   3,669,122

Property, plant and equipment, net                          974,519   1,196,763

Deferred tax asset - noncurrent                              10,885           0
                                                         ----------  ----------

      Total Assets                                       $3,901,545  $4,865,885
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  171,837  $  179,686
  Customer deposits                                         144,390     139,466
  Accrued federal and state income taxes                          0     233,846
  Accrued payroll and related expenses                       96,069     126,352
  Accrued compensated absences                              255,301     248,867
  Other current liabilities                                  45,472     146,315
                                                          ---------   ---------
    Total current liabilities                               713,069   1,074,532

Deferred tax liability - noncurrent                               0      29,999
                                                          ---------   ---------

    Total liabilities                                       713,069   1,104,531
                                                          ---------   ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,317,688 in 2003 and 2002                       431,769     431,769
  Additional paid-in capital                              3,239,867   3,239,867
  Retained earnings                                       1,022,554   1,595,432

  Common stock in treasury, at cost,
  1,412,907 shares in 2003 and 2002                      (1,505,714) (1,505,714)
                                                          ---------   ---------

    Total stockholders' equity                            3,188,476   3,761,354
                                                          ---------   ---------

      Total Liabilities and Stockholders' Equity         $3,901,545  $4,865,885
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2003             2002            2001
                                       ----             ----            ----

Net sales                           $5,059,520       $7,251,732      $6,848,191

Cost of goods sold                   3,569,354        4,422,380       4,557,293
                                     ---------        ---------       ---------

    Gross profit                     1,490,166        2,829,352       2,290,898

Selling, general
  and administrative expenses        1,962,530        2,272,362       2,260,621
                                     ---------        ---------       ---------

 (Loss) income from operations        (472,364)         556,990          30,277


Non-operating Income (Expense)
    Interest income                     24,634           37,513          56,519
    Interest expense                         0                0            (229)
    Miscellaneous                        1,402            6,864          31,749
                                     ---------        ---------       ---------

    (Loss) income before
       income taxes                   (446,328)         601,367         118,316


(Benefit) provision  for
  income taxes                        (163,928)         167,080         (10,436)
                                     ---------        ---------       ---------

NET (LOSS) INCOME                    ($282,400)        $434,287        $128,752
                                     =========        =========       =========

(Loss) Earnings Per Common Share         ($.10)           $0.15           $0.04
                                     =========        =========       =========

Weighted average number of common
  shares outstanding                 2,904,781        2,904,781       2,946,284
                                     =========        =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2003, 2002 and 2001
            -----------------------------------------------------



                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 2000          4,317,688   $431,769   $3,239,867   $1,322,871 1,153,502 ($1,124,180)   $3,870,327

Net income                                                         128,752                             128,752
Purchase of treasury stock                                                   259,400    (381,534)     (381,534)
Donated capital                                                                    5
Cash dividend paid
        ($.03 per share)                                           (87,144)                            (87,144)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 2001          4,317,688    431,769    3,239,867    1,364,479 1,412,907  (1,505,714)    3,530,401

Net income                                                         434,287                             434,287
Cash dividend paid
     ($.07 per share)                                             (203,334)                           (203,334)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2002          4,317,688    431,769    3,239,867    1,595,432 1,412,907  (1,505,714)    3,761,354

Net (loss)                                                        (282,400)                           (282,400)
Cash dividend paid
     ($.10 per share)                                             (290,478)                           (290,478)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2003          4,317,688   $431,769   $3,239,867   $1,022,554 1,412,907 ($1,505,714)   $3,188,476
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

                     Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2003      2002       2001
                                                  ----      ----       ----

Cash flows from operating activities:
       Net (loss) income                      ($282,400)  $434,287   $128,752

Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
    Depreciation                                269,155    280,072    300,950
    Provision for doubtful accounts              15,675     18,469          0
    Inventory obsolescence provision             56,813     50,000          0
    Deferred income taxes                       (96,597)    (4,090)   (16,065)
  Changes in assets and liabilities:
    Accounts receivable-trade, net               44,610    202,982    296,734
    Federal and state income taxes             (273,331)   173,224   (128,147)
    Inventories                                 198,764   (129,188)   219,851
    Other assets                                 27,913    (33,630)    (9,494)
    Accounts payable and customer deposits       (2,925)   104,167   (332,505)
    Accrued payroll, compensated absences and
      related expenses                          (23,849)     1,011      6,824
    Other current liabilities                  (100,843)    75,618    (49,765)
                                              ---------   --------    -------
    Net cash (used in) provided by
      operating activities                     (167,015) 1,172,922    417,135
                                              ---------   --------    -------
Cash flows from investing activities:
  Investments                                   502,094   (477,406)    24,708
  Capital expenditures                          (46,911)  (216,128)  (225,500)
                                               --------   --------   --------
    Net cash provided by (used in)
      investing activities                      455,183   (693,534)  (200,792)
                                               --------   -------- ----------
Cash flows from financing activities:
  Purchase of treasury stock                          0          0   (381,534)
  Cash dividend paid                           (290,478)  (203,334)   (87,144)
                                               --------   --------   --------
    Net cash used in financing activities      (290,478)  (203,334)  (468,678)
                                               --------   --------   --------
    Net (decrease) increase
        in cash and cash equivalents             (2,310)   276,054   (252,335)

Cash and cash equivalents at beginning of year  649,196    373,142    625,477
                                               --------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $646,886   $649,196   $373,142
                                               ========   ======== ==========




Supplemental disclosures of cash flows:
  Cash paid during the year for (approximately):
    Interest                                         $0         $0       $200
    Income taxes                               $206,000         $0   $128,800

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

d. Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 2003 and September 30, 2002 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 2003 and 2002.



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

g.  Research and Development

 Costs in connection with research and development, which amount to $349,203, $376,857 and $362,518 for the fiscal years 2003, 2002 and 2001, respectively, are charged to operations as incurred.

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

j. Earnings Per Share

 The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. The Company had no dilutive potential common shares outstanding for the years ended September 30, 2003, 2002 or 2001. Income used in the EPS calculation is net income for each year.

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

n. Warranty Costs

 The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.

2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          2003                 2002
                                          ----                 ----
  Raw materials and stock parts         $426,698             $635,930
  Work-in-process                        201,807              256,970
  Finished goods                          79,085               70,267
                                        --------            ---------
                                        $707,590             $963,167
                                        ========           ==========

  The Company's reserve for obsolescence equaled $401,974 at September 30, 2003 and $345,161 at September 30, 2002.


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2003                 2002
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,068,256            3,042,103
  Office equipment and fixtures        1,534,024            1,513,266
                                       ---------            ---------
                                       6,563,913            6,517,002
  Less: Accumulated depreciation       5,589,394            5,320,239
                                       ---------            ---------
                                        $974,519           $1,196,763
                                      ==========           ==========

4. CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable.

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

 The Company's matching contributions to the 401-K plan for the years ended September 30, 2003, 2002 and 2001 were $80,017, $87,488 and $92,461, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0, $100,000 and $20,000 in 2003, 2002 and 2001, respectively.

6. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases equipment under operating lease agreements expiring at various dates through September 30, . Rental expense under these leases for the years ended September 30, 2003, 2002 and 2001 amounted to $13,711, $14,888 and $14,410, respectively.

 Minimum rental commitments at September 30, 2003 for these leases are:


      Year Ended      Lease
       September 30    Payments
       ------------    --------

           2004         $11,219
           2005           7,486
           2006           6,242
           2007           6,242
           2008           4,682
                        -------
                        $35,871
                        =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                              Year Ended September 30
                           2003         2002        2001
Currently payable:
  Federal               ($70,831)    $162,170      $4,629
  State                    3,500        9,000       1,000
Deferred (credit)        (96,597)      (4,090)    (16,065)
                         -------      -------      -------
                       ($163,928)    $167,080    ($10,436)
                        ========     ========     =======

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2003______   ______2002______  ______2001______
                           Amount    %       Amount    %       Amount    %
Statutory tax rate      ($151,752) (34.0)% $204,465   34.0%   $40,227   34.0%
Surtax exemption                                               (7,995)  (6.8%)
State income tax net of:
 Federal benefit            2,310    0.5%     5,940    1.0%       660    0.6%
Foreign sales benefit           0     .0%    (3,973)  (0.7%)   (7,912)  (6.7%)
Research and experimentation
 tax credits                    0     .0%   (31,158)  (5.2%)  (31,860) (26.9%)
Other                     (14,486)  (3.2%)   (8,194)  (1.3%)   (3,556)  (3.0%)
                         --------  ------   -------   ------   ------- ------
                        ($163,928) (36.7%) $167,080   27.8%  ($10,436)  (8.8%)
                         ========   =====  ========   =====   =======    ====

 The temporary differences which give rise to deferred tax assets and liabilities at September 30 are as follows:

                                            2003          2002
                                            ----          ----
  Inventory                              $142,912       $106,444
  Accrued vacation                         70,480         59,031
  Accounts receivable                      22,100         14,304
                                          -------        -------
  Net deferred tax assets - current      $235,492       $179,779
                                         ========       ========

  Accelerated depreciation               ($88,871)      ($94,523)
  Research and experimentation
   tax credit carry forward                60,357         25,125
  AMT credit carry forward                 39,399         39,399
                                           ------       --------
  Net deferred tax assets
   (liabilities) - noncurrent             $10,885       ($29,999)
                                          =======        =======

 Based on the Company's history of taxable earnings and its expectations for the future, management has determined that operating income will more likely than not be sufficient to recognize its deferred tax assets. Research and experimentation tax credit carry forwards expire in 2022. At September 30, 2003, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     2003        2002       2001
Net Sales (Unaffiliated):
  MFC                               $4,356      $6,700     $5,867
  NSI                                  704         552        981
  Total                             $5,060      $7,252     $6,848

Operating Profit (Loss): (a)
  MFC                                ($195)       $861       $286
  NSI                                 (204)       (230)      (180)
  Corporate                            (73)        (74)       (76)
  Total                              ($472)       $557        $30

Identifiable Assets: (b)
  MFC                               $3,033      $3,907     $3,696
  NSI                                  222         310        201
  Subtotal                           3,255       4,217      3,897
  Corporate Assets-Cash and
  Cash Equivalents                     647         649        373
  Total                             $3,902      $4,866     $4,270

Depreciation Expense:
  MFC                                 $264        $275       $296
  NSI                                    5           5          5
  Total                               $269        $280       $301

Capital Expenditures:
  MFC                                 $ 47        $216       $226
  NSI                                    0           0          0
  Total                               $ 47        $216       $226

Significant Export Sales:
  MFC                                 $366        $339       $554


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

9. STOCK OPTIONS

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. There were no stock options or stock appreciation rights granted or outstanding at September 30, 2003, 2002 or 2001.

10. LEGAL MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.

11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2003 and 2002:

                                        2003 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,489,157    $1,013,892    $1,322,546    $1,233,925

Cost of sales          $1,039,471    $  762,205    $1,011,981    $  755,697

Net (loss) income      $  (86,168)   $ (179,076)   $  (76,552)   $   59,396

(Loss) earnings
 per common share:     $     (.03)   $     (.06)   $     (.03)  $       .02


                                        2002 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $2,390,460    $2,110,951    $1,517,312    $1,233,009

Cost of sales          $1,220,369    $1,317,345    $1,104,293    $  780,373

Net income (loss)      $  375,492    $  158,781    $  (80,194)   $  (19,792)

Earnings (loss)
 per common share:     $      .13    $      .05    $     (.03)   $      .00


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

10.2     Lease Agreement dated as of February 22, 1984 between MFC and OCIDA.  *

10.3     Mortgage and Security Agreement dated as of February 22, 1984 from    *
         MFC and OCIDA to the Bondholder.

10.4     Guaranty Agreement dated as of February 22, 1984 from MFC to OCIDA    *
         and the Bondholder.

31.1 Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

31.2     Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1     Section 1350 Certification of Carl F. Fahrenkrug

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2003, 2002 and 2001





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2003
Allowance for doubtful accounts                 $49,325              $15,675                                $65,000
Inventory valuation reserves                    345,161               56,813                                401,974
                                               --------             --------      -------       -------    --------
                                               $394,486              $72,488           $0            $0    $466,974
                                               ========             ========      =======      ========    ========


Year ended September 30, 2002
Allowance for doubtful accounts                 $41,155              $18,469                    $10,299      $49,325
Inventory valuation reserves                    297,634               50,000                      2,473      345,161
                                               --------             --------      -------       -------     --------
                                               $338,789              $68,469           $0       $12,772     $394,486
                                               ========             ========      =======      ========     ========


Year ended September 30, 2001
Allowance for doubtful accounts                 $44,023                                          $2,868      $41,155
Inventory valuation reserves                    323,101                                          25,467      297,634
                                               --------             --------      -------       -------     --------
                                               $367,124                   $0           $0       $28,335     $338,789
                                               ========             ========      =======      ========     ========








42