Form 10-Q
period 2003-12-31
MICROWAVE FILTER CO INC /NY/
filed 2004-02-17
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2003

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

    Common Stock, $.10 Par Value -    2,904,781 shares as of December 31, 2003.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                            December 31, 2003      SEPTEMBER 30, 2003
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   532                $   647
Investments                             866                    876
Accounts receivable-trade, net          358                    318
Federal and state income
 tax recoverable                         61                     39
Inventories                             577                    708
Deferred tax asset - current            235                    235
Prepaid expenses and other
 current assets                          76                     93
                                     --------              --------

Total current assets                  2,705                  2,916

Property, plant and equipment, net      941                    975

Deferred tax asset - noncurrent          11                     11
                                    --------               --------

Total assets                        $ 3,657                $ 3,902
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   151                $   172
Customer deposits                         0                    144
Accrued payroll and related
 expenses                                95                     96
Accrued compensated absences            218                    255
Other current liabilities                49                     46
                                    --------               --------

Total current liabilities               513                    713
                                    --------               --------

Total liabilities                       513                    713
                                    --------               --------


Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                       978                  1,023
                                    --------               --------
                                      4,650                  4,695
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            3,144                  3,189
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 3,657                $ 3,902
                                    ========               ========


See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 2003 AND 2002
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2003          2002

Net sales                      $1,233        $1,489

Cost of goods sold                889         1,039
                               -------       -------
Gross profit                      344           450

Selling, general and
 administrative expenses          416           589
                               -------       -------
Loss from operations              (72)         (139)

Other income (net),
  principally interest              4             8
                               -------       -------

Loss before income
  taxes                           (68)         (131)

Benefit for income
  taxes                           (23)          (45)
                               -------       -------

NET LOSS                         ($45)         ($86)
                               =======       =======

Basic loss per
 share                          ($.02)       ($0.03)
                               =======       =======

Weighted average number of
  common shares outstanding     2,905         2,905
                               =======       =======

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE THREE MONTHS ENDED

                            DECEMBER 31, 2003 AND 2002
                                   (Unaudited)

(Amounts in thousands)

                                Three months ended
                                   December 31
                                2003          2002
Cash flows from operating
 activities:
Net loss                     $  (45)        $  (86)

Adjustments to reconcile
 net loss to net cash used
 in operating activities:

Depreciation and amortization    55             76

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable             (39)          (166)
Federal and state income
 taxes recoverable              (22)
Inventories                     131            157
Prepaid expenses & other
 assets                          16              7
Increase (decrease) in:
Accounts payable & accrued
 expenses                       (55)          (127)
Customer deposits              (144)            (1)
Federal and state income
 taxes payable                                (234)
                            -------        -------

Net cash used in by
 operating activities          (103)          (374)
                            -------        -------

Cash flows from (used in)
 investing activities:

Investments                      10             10
Capital expenditures            (22)           (15)
                             -------        -------

Net cash used in
 investing activities           (12)            (5)
                             -------        -------


Net decrease in cash
 and cash equivalents          (115)          (379)

Cash and cash equivalents
 at beginning of period         647            649
                             -------        -------

Cash and cash equivalents
 at end of period            $  532         $  270
                             =======        =======


See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2003.

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

Information by segment is as follows:
                               Three months ended
 (thousands of dollars)           December 31
                                 2003      2002

Net Sales (Unaffiliated):
   MFC                          $1,050    $1,301
   NSI                             183       188
                                ------    ------
   Total                        $1,233    $1,489
                                ======    ======

Operating loss: (a)
   MFC                            ($60)     ($10)
   NSI                             (12)     (129)
                                ------    ------
   Total                          ($72)    ($139)
                                ======    ======

Identifiable assets: (b)
   MFC                          $3,034    $3,802
   NSI                              91       346
                                ------    ------
   Subtotal                      3,125     4,148
   Corporate Assets - Cash
   And Cash Equivalents            532       270
                                ------    ------
   Total                        $3,657    $4,418
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

Note 3. Inventories

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2003     September 30, 2003

Raw materials and stock parts              $432                 $427
Work-in-process                              65                  202
Finished goods                               80                   79
                                           ----                 ----
                                           $577                 $708
                                           ====                 ====

  The Company's reserve for obsolescence equaled $390,985 at December 31, 2003 and $401,974 at September 30, 2003.


Note 4. Deferred Tax Assets

  In recent quarters, the Company's operations have experienced losses before income taxes for financial and tax reporting purposes; however, we believe improvements in the order backlog, industry projections as well as changes in our operations and cost structure are sufficient to generate the minimum amounts of taxable income to utilize our deferred tax assets prior to their expiration. If the Company's expectations for future operating results are not met due to general economic conditions or other factors, the Company may need to establish valuation allowances for all or a portion of its deferred tax assets.

  Although realization is not assured, the Company believes it is more likely than not the net deferred tax asset balance as of December 31, 2003 will be realized. The Company was able to support this conclusion based upon projections of future operating results. Differences between forecasted and actual future operating results could adversely impact our ability to realize our deferred income tax assets; however, differences between forecasted and actual future operating results are continually monitored to ensure the Company has adequate support for the realization of the deferred tax assets.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2003 vs. THREE MONTHS ENDED DECEMBER 31, 2002.

  Net sales for the three months ended December 31, 2003 equaled $1,233,280, a decrease of $255,877 or 17.2% when compared to net sales of $1,489,157 for the three months ended December 31, 2002.

  MFC sales for the three months ended December 31, 2003 equaled $1,050,104, a decrease of $251,059 or 19.3% when compared to sales of $1,301,163 for the three months ended December 31, 2002. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's standard cable/satellite TV products. The Company attributes this decrease in sales to the downturn in the telecommunications marketplace and the current economic climate.

  MFC's sales order backlog equaled $397,264 at December 31, 2003, an increase of $68,455, when compared to sales order backlog of $328,809 at September 30, 2003. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total MFC sales order backlog at December 31, 2003 is scheduled to ship by September 30, 2004.

  The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. MFC did realize a slight increase in the sales of the Company's RF/Microwave products sold to this market segment during the quarter ended December 31, 2003 when compared to the same period last year. MFC's RF/Microwave product sales equaled $328,436 for the three months ended December 31, 2003 and $311,580 for the three months ended December 31, 2002.

  NSI sales for the three months ended December 31, 2003 equaled $183,176, a decrease of $4,818 when compared to sales of $187,994 for the three months ended December 31, 2002. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. Similar to MFC, NSI's sales order levels have also been impacted negatively by the sluggish economy and reduced capital spending. At December 31, 2003, NSI's sales order backlog equaled $0 compared to sales order backlog of $123,980 at September 30, 2003.

  The Company recorded a net loss of $44,550, or a loss of $.02 per share, for the three months ended December 31, 2003 compared to a net loss of $86,168, or a loss of $.03 per share, for the three months ended December 31, 2002. The decrease in the net loss this year, despite the lower sales volume, when compared to the same period last year can primarily be attributed to a reduction in operating expenses.

  Gross profit for the three months ended December 31, 2003 equaled $344,575, a decrease of $105,111 or 23.4%, when compared to gross profit of $449,686 for the three months ended December 31, 2002. As a percentage of sales, gross profit equaled 27.9% for the three months ended December 31, 2003 compared to 30.2% for the three months ended December 31, 2002. The decreases in gross profit can primarily be attributed to the decrease in sales.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2003 equaled $416,263, a decrease of $172,934 or 29.4%, when compared to SG&A expenses of $589,197 for the three months ended December 31, 2002. Due to this dollar decrease, SGA expenses decreased to 33.8% of sales for the three months ended December 31, 2003 compared to 39.6% of sales for the three months ended December 31, 2002. The reductions were primarily related to decreases in payroll and payroll related expenses and planned reductions in media advertising costs and trade show expenses. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses.

  On an industry segment basis, MFC recorded a loss from operations of $60,271 for the three months ended December 31, 2003 compared to a loss from operations of $10,600 for the three months ended December 31, 2002 primarily due to the decrease in sales. NSI recorded a loss from operations of $11,417 for the three months ended December 31, 2003 compared to a loss from operations of $128,911 for the three months ended December 31, 2002. NSI's improvement can directly be attributed to improved gross profit margins and planned reductions in SGA expenses.

Off-Balance Sheet Arrangements

   At December 31, 2003 and 2002, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.



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

  The Company had net deferred tax assets of approximately $246,000 reflecting basis differences between book and tax and other deductions available to reduce taxable income in future years. In assessing the realization of the Company's deferred tax assets, we consider whether it is more likely than not the deferred tax assets will be realized. The ultimate realization of our deferred income tax assets depends upon our ability to generate future taxable incomes during the periods in which our basis differences and other deductions become deductible and prior to the expiration of our net operating loss carry forwards. On a quarterly basis, the Company evaluates the recoverability of its deferred tax assets based upon historical results and forecasted results over future years and matches this forecast against the basis differences, deductions available in future years and the limitations allowed for net operating loss carry forwards to ensure there is adequate support for the realization of the deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged as a reduction to income in the period such determination was made. Likewise, should we determine that we would be able to realize future deferred tax assets in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.


LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents decreased $115,138 to $531,748 at December 31,2003 when compared to $646,886 at September 30, 2003. The decrease was a result of $103,346, in net cash used in operating activities and $11,792 in net cash used in investing activities.

  The increase of $39,691 in accounts receivable at December 31, 2003, when compared to September 30, 2003, can primarily be attributable to the increase in shipments during the month ended December 31, 2003 when compared to the month ended September 30, 2003.

  The decrease of $130,954 in inventories at December 31, 2003, when compared to September 30, 2003, can primarily be attributable to the scheduled delivery of NSI's sales order backlog of September 30, 2003 during the quarter ended December 31, 2003.

   The decrease of $144,390 in customer deposits at December 31, 2003, when compared to September 30, 2003, can primarily be attributed to the shipment of NSI's sales order backlog of September 30, 2003 during the quarter ended December 31, 2003.

  Cash used in investing activities during the three months ended December 31, 2003 consisted of funds provided by the sale of investments of $9,922 and funds used for capital expenditures of $21,714.

  At December 31, 2003, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995
------------------------------------------------------------------------

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


ITEM 4.   CONTROLS AND PROCEDURES

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, the Chief Executive and Chief Financial Officers of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were adequate.

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


                               MICROWAVE FILTER COMPANY, INC.


February 14, 2004                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 14, 2004                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer