Form 10-Q
period 2004-03-31
MICROWAVE FILTER CO INC /NY/
filed 2004-05-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2004

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

    Common Stock, $.10 Par Value -    2,904,766 shares as of March
31, 2004.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)

                              MARCH 31, 2004         SEPTEMBER 30, 2003
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   517                $   647
Investments                             861                    876
Accounts receivable-trade, net          346                    318
Federal and state income
 tax recoverable                        177                     39
Inventories                             612                    708
Deferred tax asset - current              0                    235
Prepaid expenses and other
 current assets                          98                     93
                                     --------              --------

Total current assets                  2,611                  2,916

Property, plant and equipment, net      893                    975

Deferred tax asset - noncurrent           0                     11
                                    --------               --------

Total assets                        $ 3,504                $ 3,902
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   219                $   172
Customer deposits                         3                    144
Accrued payroll and related
 expenses                               107                     96
Accrued compensated absences            241                    255
Other current liabilities                38                     46
                                    --------               --------

Total current liabilities               608                    713

                                    --------               --------

Total liabilities                       608                    713
                                    --------               --------


Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                       730                  1,023
                                    --------               --------
                                      4,402                  4,695
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            2,896                  3,189
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 3,504                $ 3,902
                                    ========               ========

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND SIX MONTHS

                      ENDED MARCH 31, 2004 AND 2003
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended         Six months ended
                                     March 31                   March 31
                                2004          2003         2004         2003

Net sales                      $1,022        $1,014       $2,256       $2,503

Cost of goods sold                721           762        1,610        1,802
                               -------       -------      -------      -------
Gross profit                      301           252          646          701

Selling, general and
 administrative expenses          447           530          864        1,119
                               -------       -------      -------      -------
(Loss) from operations           (146)         (278)        (218)        (418)

Other income (net),
  principally interest              4             5            8           13
                               -------       -------      -------      -------

(Loss) before income
  taxes                          (142)         (273)        (210)        (405)

Provision (benefit) for
  income taxes                    106           (94)          82         (140)
                               -------       -------      -------      -------

NET (LOSS)                      ($248)        ($179)       ($292)       ($265)
                               =======       =======      =======      =======

Basic (loss) per
   share                       ($0.09)       ($0.06)      ($0.10)      ($0.09)
                               =======       =======      =======      =======

See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS AND SIX MONTHS ENDED

                            MARCH 31, 2004 AND 2003
                                 (Unaudited)

(Amounts in thousands)

                                Three months ended        Six months ended
                                     March 31                  March 31
                                2004          2003        2004         2003

Cash flows from operating
 activities:

Net (loss)                       ($ 248)    ($ 179)     ($ 292)       ($ 265)

Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
Depreciation and amortization        56         75         111           151
Deferred tax assets                 246          0         246             0

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable                  12        234         (27)           68
Federal and state income
 tax recoverable                   (116)       (94)       (138)         (110)
Inventories                         (36)      (132)         95            25
Prepaid expenses & other
 assets                             (21)       (14)         (5)            9
Increase (decrease) in:
Accounts payable & accrued
 expenses                            92         66          36           (62)
Customer deposits                     2         50        (142)           49
Federal and state income tax
 taxes payable                        0          0           0          (234)
                                -------    -------      ------        ------
Net cash (used in) provided
 by operating activities            (13)         6        (116)         (369)
                                -------     ------      ------        ------

Cash flows from investing
activities:

Investments                           5        381          15           392
Capital expenditures                 (7)       (26)        (29)          (41)
                                -------     ------      ------        ------
Net cash (used in) provided
 by investing activities             (2)       355         (14)          351





Cash flows from financing
activities:

Cash dividend paid                    0       (290)          0          (290)
                                -------     ------      ------        ------
Net cash (used in)
 financing activities                 0       (290)          0          (290)

(Decrease) increase in cash
 and cash equivalents               (15)        71        (130)         (308)

Cash and cash equivalents
 at beginning of period             532        270         647           649
                                -------     ------      ------        ------

Cash and cash equivalents
 at end of period                $  517     $  341      $  517        $  341
                                =======    =======     =======       =======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2004


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the six month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2003.



Note 2. Industry Segment Data

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast and mobile radio, commercial communications and defense electronics; and (2) Niagara Scientific, Inc.
(NSI), a wholly owned subsidiary, which custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.

 Information by segment is as follows:
                               Three months ended    Six months ended
 (thousands of dollars)             March 31             March 31,
                                 2004      2003       2004      2003

Net Sales (Unaffiliated):
   MFC                          $1,005    $  967     $2,056    $2,268
   NSI                              17        47        200       235
                                ------    ------     ------    ------
   Total                        $1,022    $1,014     $2,256    $2,503
                                ======    ======     ======    ======

Operating (loss) profit: (a)
   MFC                           ($106)    ($205)     ($167)    ($216)
   NSI                             (40)      (73)       (51)     (202)
                                 ------    ------     ------    ------
   Total                         ($146)    ($278)     ($218)    ($418)
                                 ======    ======    =======   =======

Identifiable assets: (b)
   MFC                          $2,879    $3,188     $2,879    $3,188
   NSI                             108       535        108       535
                                ------    ------     ------    ------
   Subtotal                      2,987     3,723      2,987     3,723
   Corporate Assets - Cash
   And Cash Equivalents            517       341        517       341
                                ------    ------     ------    ------
   Total                        $3,504    $4,064     $3,504    $4,064
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

Note 3. Inventories

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)              March 31, 2004    September 30, 2003

Raw materials and stock parts              $455                 $427
Work-in-process                              73                  202
Finished goods                               84                   79
                                         ------                 ----
                                           $612                 $708
                                         ======                 ====

  The Company's reserve for obsolescence equaled $390,985 at March 31, 2004 and $401,974 at September 30, 2003.


Note 4. Deferred Tax Assets

    As a result of the Company's cumulative losses, the Company recorded a non-cash charge to establish a valuation allowance of $246,000 against net deferred tax assets. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended March 31, 2004, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


  Microwave Filter Company, Inc. operates primarily in the United States and principally in two industries. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, and mobile radio, commercial communications and defense electronics. Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.


Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

  The Company has a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.

  As a result of the Company's cumulative losses, the Company recorded a non-cash charge to establish a valuation allowance of $246,000 against net deferred tax assets. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended March 31, 2004, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2004 vs. THREE MONTHS ENDED MARCH 31, 2003

  Net sales for the three months ended March 31, 2004 equaled $1,022,496, an increase of $8,604 or 0.8% when compared to net sales of $1,013,892 for the three months ended March 31, 2003.

  MFC sales for the three months ended March 31, 2004 equaled $1,005,712 an increase of $39,190 or 4.1% when compared to sales of $966,522 for the three months ended March 31, 2003. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's standard cable/satellite TV products.

  MFC's sales order backlog equaled $510,212 at March 31, 2004, an increase of $112,948, when compared to sales order backlog of $397,264 at December 31, 2003. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 98% of MFC's sales order backlog at March 31, 2004 is scheduled to ship by September 30, 2004.

  The increase in MFC's sales order backlog can be attributed to an increase in orders for the Company's RF/Microwave products. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the three months ended March 31, 2004 equaled $16,784, a decrease of $30,586 or 64.6% when compared to sales of $47,370 for the three months ended March 31, 2003. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At March 31, 2004, NSI's backlog of orders equaled $7,701, when compared to backlog of $0 at December 31, 2003. Similar to MFC, NSI continues to feel the effects of a sluggish economy and reduced capital spending.

 Gross profit for the three months ended March 31, 2004 equaled $300,958, an increase of $49,271 or 19.5.% when compared to gross profit of $251,687 for the three months ended March 31, 2003. As a percentage of sales, gross profit increased to 29.4% for the three months ended March 31, 2004 compared to 24.8% for the three months ended March 31, 2003. The increase in gross profit as a percentage of sales can primarily be attributed to a favorable product sales mix during the quarter.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2004 equaled $447,293, a decrease of $82,479 or 15.6.% when compared to SG&A expenses of $529,772 for the three months ended March 31, 2003. SGA expenses decreased to 43.7% of sales for the three months ended March 31, 2004 compared to 52.3% of sales for the three months ended March 31, 2003 primarily due to the dollar decrease in expenses. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

  The Company recorded a loss from operations of $146,335 for the second quarter ended March 31, 2004 compared to a loss from operations of $278,085 for the three months ended March 31, 2003. The reduction in the loss can be attributed to the improvement in gross profit as a percentage of sales and the decrease in selling, general and administrative (SG&A) expenses during the quarter when compared to the same period last year.

 On an industry segment basis, MFC recorded a loss from operations for the three months ended March 31, 2004 of $106,559 compared to loss from operations of $204,811 for the three months ended March 31, 2003. NSI recorded a loss from operations of $39,776 for the three months ended March 31, 2004 compared to income from operations of $73,274 for the three months ended March 31, 2003.

  As a result of the Company's cumulative losses, the Company recorded a non-cash charge to establish a valuation allowance of $246,000 against net deferred tax assets. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's cumulative loss in the most recent three-year period, inclusive of the loss for the quarter ended March 31, 2004, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

  The Company recorded a provision for income taxes of $105,065 for the three months ended March 31, 2004 compared to a benefit for income taxes of $94,322 for the three months ended March 31, 2003 primarily due to the Company providing a full valuation allowance on the deferred tax assets. In addition, during the quarter March 31, 2004, the Company assessed its net current taxes payable and recorded an adjustment of approximately $92,000 to reflect amounts recoverable.


SIX MONTHS ENDED MARCH 31, 2004 vs. SIX MONTHS ENDED MARCH 31, 2003

  Net sales for the six months ended March 31, 2004 equaled $2,255,776, a decrease of $247,273, or 9.9% when compared to net sales of $2,503,049 for the six months ended March 31, 2003.

  MFC sales for the six months ended March 31, 2004 equaled $2,055,816, a decrease of $211,869, or 9.3% when compared to sales of $2,267,685 for the six months ended March 31, 2003. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's standard cable/satellite TV products for the six month period ended March 31, 2004 when compared to the same period last year.

  NSI sales for the six months ended March 31, 2004 equaled $199,960, a decrease of $35,404 or 15% when compared to sales of $235,364 for the six months ended March 31, 2003. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates.

  Gross profit for the six months ended March 31, 2004 equaled $645,533 or 28.6% of sales, a decrease of $55,840, or 8.0%, when compared to gross profit of $701,373 or 28.0% of sales for the six months ended March 31, 2003. The decreases in gross profit can primarily be attributed to the lower sales volume.

  SG&A expenses for the six months ended March 31, 2004 equaled $863,556, a decrease of $255,413 or 22.8% when compared to SG&A expenses of $1,118,969 for the six months ended March 31, 2003. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

  The Company recorded a loss from operations of $218,023 for the six months ended March 31, 2004 compared to a loss from operations of $417,596 for the six months ended March 31, 2003. The improvement can primarily be attributed to the reduction in selling, general and administrative (SG&A) expenses for the six months ended March 31, 2004 when compared to the same period last year.

  As previously discussed, the Company established a full valuation allowance of $246,000 against our net deferred tax assets during the current quarter and reflected in the six months ended March 31, 2004.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents decreased $130,346 to $516,540 at March 31, 2004 when compared to $646,886 at September 30, 2003. The decrease was a result of $116,094 in net cash used in operating activities, $14,247 in net cash used in investing activities and $5 in net cash used in financing activities to purchase treasury stock.

  The increase in accounts receivable of $27,641 at March 31, 2004, when compared to September 30, 2003, can primarily be attributed to the increase in sales during the month ended March 31, 2004 when compared to the month ended September 30, 2003.

  The increase in federal and state income tax recoverable of $137,978 at March 31, 2004, when compared to September 30, 2003, can primarily be attributed to the net operating loss carry backs adjusted for during the quarter ended March 31, 2004 as well as revisions to the current recoverable.

  The decrease of $95,456 in inventories at March 31, 2004, when compared to September 30, 2003, can primarily be attributable to the scheduled delivery of NSI's sales order backlog of September 30, 2003 during the six months ended March 31, 2004.

  The decrease of $246,000 in deferred tax assets at March 31, 2004, when compared to September 30, 2003, can primarily be attributable to the valuation allowance of $246,000 charged against net deferred tax assets during the quarter ended March 31, 2004.

  The increase in accounts payable of $47,338 at March 31, 2004, when compared to September 30, 2003, can primarily be attributed to an increase in purchases as a result of the increase in the MFC sales order backlog at March 31, 2004 when compared to September 30, 2003.

  The decrease of $141,695 in customer deposits at March 31, 2004, when compared to September 30, 2003, can primarily be attributed to the shipment of NSI's sales order backlog of September 30, 2003 during the six months ended March 31, 2004.

  Cash used in investing activities during the six months ended March 31, 2004 consisted of funds provided by the sale of investments of $14,985 and funds used for capital expenditures of $29,232.

  At March 31, 2004, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


Off-Balance Sheet Arrangements

   At March 31, 2004 and 2003, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


RECENT ACCOUNTING PRONOUNCEMENTS

  None.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

  Any statements contained in this report which are not historical facts are forward looking statements; and, therefore, many important factors could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to, changes (legislative, regulatory and otherwise) in the MMDS, LPTV or Cable industry, demand for the Company's products (both domestically and internationally), the development of competitive products, competitive pricing, market acceptance of new product introductions, technological changes, general economic conditions, litigation and other factors, risks and uncertainties which may be identified in the Company's Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three and six months ended March 31, 2004. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


ITEM 4.   CONTROLS AND PROCEDURES

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, the Chief Executive and Chief Financial Officers of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were adequate.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 6, 2004 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

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

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Robert A. Andrews       2,510,158           25,882
      Sidney K. Chong         2,359,034          177,006
      Louis S. Misenti        2,228,815          307,225


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


May 14, 2004                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 14, 2004                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer