Form 10-Q
period 2004-06-30
MICROWAVE FILTER CO INC /NY/
filed 2004-08-16
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2004


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

    Common Stock, $.10 Par Value -    2,904,439 shares as of June
30, 2004.

                        PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                              JUNE 30, 2004         SEPTEMBER 30, 2003
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   759                $   647
Investments                             856                    876
Accounts receivable-trade, net          446                    318
Federal and state income
 tax recoverable                         37                     39
Inventories                             567                    708
Deferred tax asset - current              0                    235
Prepaid expenses and other
 current assets                          70                     93
                                     --------              --------

Total current assets                  2,735                  2,916

Property, plant and equipment, net      846                    975

Deferred tax asset - noncurrent           0                     11
                                    --------               --------

Total assets                        $ 3,581                $ 3,902
                                    ========               ========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   211                $   172
Customer deposits                        51                    144
Accrued payroll and related
 expenses                               103                     96
Accrued compensated absences            231                    255
Other current liabilities                39                     46
                                    --------               --------

Total current liabilities               635                    713

                                    --------               --------



Total liabilities                       635                    713
                                    --------               --------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                       781                  1,023
                                    --------               --------
                                      4,452                  4,695
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    --------               --------

Total stockholders' equity            2,946                  3,189
                                    --------               --------

Total liabilities and
 stockholders' equity               $ 3,581                $ 3,902
                                    ========               ========


See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS
                      ENDED JUNE 30, 2004 AND 2003
                              (Unaudited)


(Amounts in thousands, except per share data)

                                Three months ended        Nine months ended
                                     June 30                   June 30
                                2004         2003         2004         2003

Net sales                      $1,374        $1,323       $3,630       $3,826

Cost of goods sold                875         1,012        2,485        2,814
                               -------       -------      -------      -------
Gross profit                      499           311        1,145        1,012

Selling, general and
 administrative expenses          426           432        1,290        1,550
                               -------       -------      -------      -------
Income (loss) from
 operations                        73          (121)        (145)        (538)

Other income (net),
  Principally interest              4             4           12           16
                               -------       -------      -------      -------

Income (loss) before
   income taxes                    77          (117)        (133)        (522)

Provision (benefit) for
   income taxes                    27           (40)         109         (180)
                               -------       -------      -------      -------

NET INCOME (LOSS)                 $50          ($77)       ($242)       ($342)
                               =======       =======      =======      =======

Per share data:

Basic earnings (loss)
   per share                    $0.02        ($0.03)      ($0.08)      ($0.12)
                               =======       =======      =======      =======

Diluted earnings (loss)
   per share                    $0.02        ($0.03)      ($0.08)      ($0.12)
                               =======       =======      =======      =======

Shares used in computing
   net earnings (loss) per share:
   Basic                        2,905         2,905        2,905        2,905
   Diluted                      2,921         2,905        2,916        2,905


See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                            JUNE 30, 2004 AND 2003

                                  (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended        Nine months ended
                                     June 30                  June 30
                                2004          2003        2004         2003

Cash flows from operating
 activities:

Net income (loss)            $  50          ($  77)     ($ 242)       ($ 342)

Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)
 operating activities:
Depreciation and amortization   55              76         166           227
Deferred tax assets              0               0         246             0

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable           (101)           (132)       (128)          (65)
Federal and state income
 tax recoverable               141             (42)          3          (152)
Inventories                     45             279         140           304
Prepaid expenses & other
 assets                         28              24          23            34
Increase (decrease) in:
Accounts payable & accrued
 expenses                      (21)           (122)         15          (184)
Customer deposits               49            (103)        (93)          (54)
Federal and state income
 taxes payable                   0               0           0          (234)
                             -------        -------    --------       -------
Net cash provided by (used
 in) operating activities      246             (97)        130          (466)
                             -------        -------    --------       -------

Cash flows from investing
activities:

Investments                      5             105          20           497
Capital expenditures            (9)             (5)        (38)          (46)
                             -------        -------    --------       -------
Net cash (used in) provided
 by investing activities        (4)            100         (18)          451



Cash flows from financing
activities:

Cash dividend paid               0               0           0          (290)
                             -------        -------     -------       -------
Net cash used in
 financing activities            0               0           0          (290)

Increase (decrease) in cash
 and cash equivalents          242               3         112          (305)

Cash and cash equivalents
 at beginning of period        517             341         647           649
                             -------        -------     -------       -------

Cash and cash equivalents
 at end of period           $  759          $  344      $  759        $  344
                            =======         =======     =======       =======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2004


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2003.

Note 2. Industry Segment Data

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, and mobile radio, commercial communications and defense electronics; and (2) Niagara Scientific, Inc.
(NSI), a wholly owned subsidiary, which custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.

 Information by segment is as follows:
                               Three months ended   Nine months ended
 (thousands of dollars)             June 30,             June 30,
                                 2004      2003       2004     2003

Net Sales (Unaffiliated):
   MFC                          $1,349    $  862     $3,405    $3,130
   NSI                              25       461        225       696
                                ------    ------     ------    ------
   Total                        $1,374    $1,323     $3,630    $3,826
                                ======    ======     ======    ======

Operating (loss) profit: (a)
   MFC                             $88     ($170)      ($79)    ($385)
   NSI                             (15)       49        (66)     (153)
                                 ------    ------     ------    ------
   Total                           $73     ($121)     ($145)    ($538)
                                 =====     ======     ======    ======

Identifiable assets: (b)
   MFC                          $2,713    $2,987     $2,713    $2,987
   NSI                             109       431        109       431
                                ------    ------     ------    ------
   Subtotal                      2,822     3,418      2,822     3,418
   Corporate Assets - Cash
   And Cash Equivalents            759       344        759       344
                                ------    ------     ------    ------
   Total                        $3,581    $3,762     $3,581    $3,762
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

Note 3. Inventories

  Inventories net of provision for obsolescence consisted of the following:

  (thousands of dollars)              June 30, 2004     September 30, 2003

Raw materials and stock parts              $418                 $427
Work-in-process                              71                  202
Finished goods                               78                   79
                                         ------                 ----
                                           $567                 $708
                                         ======                 ====

  The Company's provision for obsolescence equaled $391 at June 30, 2004 and $402 at September 30, 2003.

Note 4. Deferred Tax Assets

    As a result of the Company's cumulative losses, the Company recorded a non-cash charge to establish a valuation allowance of $246,000 against net deferred tax assets during the quarter ended March 31, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

Note 5. Stock Options

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47.

Note 6. Stock Based Compensation

  The Company measures compensation expense for its stock-option based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.


                                Three months ended        Nine months ended
                                     June 30                  June 30
                                2004         2003         2004         2003

(thousands of dollars, except per share data)

Net earnings (loss), as
 reported                        $50         ($77)       ($242)       ($342)

Fair value based stock
 compensation cost, net
 of tax                         (156)           0         (156)           0
                               ------        -----       ------       ------
Pro forma earnings (loss)      ($106)        ($77)       ($398)       ($342)
                               ======        =====       ======       ======

Earnings (loss) per share:

   Basic                       $0.02        ($0.03)      ($0.08)      ($0.12)
   Diluted                     $0.02        ($0.03)      ($0.08)      ($0.12)

Pro forma earnings (loss) per share:

   Pro forma basic            ($0.04)       ($0.03)      ($0.14)      ($0.12)
   Pro forma diluted          ($0.04)       ($0.03)      ($0.14)      ($0.12)

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

  The Company accounts for our stock-based compensation plan under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized in the accompanying financial statements relative to our stock option plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended, and has been determined as if we had accounted for our stock options under the fair value method described in that statement.

  As a result of the Company's cumulative losses, the Company recorded a non-cash charge to establish a valuation allowance of $246,000 against net deferred tax assets during the quarter ended March 31, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2004 vs. THREE MONTHS ENDED JUNE 30, 2003

  Net sales for the three months ended June 30, 2004 equaled $1,373,974, an increase of $51,428 or 3.9% when compared to net sales of $1,322,546 for the three months ended June 30, 2003.

  MFC sales for the three months ended June 30, 2004 equaled $1,348,960, an increase of $487,217 or 56.5% when compared to sales of $861,743 for the three months ended June 30, 2003. The increase in MFC sales can be attributed to both an increase in the sales of the Company's RF/Microwave products sold to the Industrial/OEM (Original Equipment Manufacturer) market segment and an increase in the sales of the Company's standard/catalog products sold primarily to the Cable Television market segment.

  MFC's sales order backlog equaled $425,843 at June 30, 2004, a decrease of $84,369, when compared to sales order backlog of $510,212 at March 31, 2004. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 84% of MFC's sales order backlog at June 30, 2004 is scheduled to ship by September 30, 2004.

  The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the three months ended June 30, 2004 equaled $25,014, a decrease of $435,789 or 94.6% when compared to sales of $460,803 for the three months ended June 30, 2003. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. At June 30, 2004, NSI's backlog of orders equaled $144,135, an increase of $136,434 when compared to backlog of $7,701 at March 31, 2004. NSI's total backlog of orders is scheduled to ship during the first quarter of fiscal 2005. Despite the increase in backlog, NSI continues to feel the effect of a sluggish economy and reduced capital spending.

  The Company recorded net earnings of $50,381 for the three months ended June 30, 2004 compared to a net loss of $76,552 for the three months ended June 30, 2003. The improvement can primarily be attributed to the increase in gross profit during the quarter ended March 31, 2004 when compared to the same period last year.

  Gross profit for the three months ended June 30, 2004 equaled $499,469, an increase of $188,904 or 60.8%, when compared to gross profit of $310,565 for the three months ended June 30, 2003. As a percentage of sales, gross profit improved to 36.4% for the three months ended June 30, 2004 compared to 23.5% for the three months ended June 30, 2003. The increase in gross profit as a percentage of sales can primarily be attributed to product sales mix. MFC's sales, whose targeted gross profits are higher than NSI's, accounted for 98.1% of sales during the quarter ended June 30, 2004 compared to 65.2% of sales during the quarter ended June 30, 2003.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2004 equaled $426,647, a decrease of $4,711 or 1.1% when compared to SG&A expenses of $431,358 for the three months ended June 30, 2003. As a percentage of sales, SGA expenses decreased to 31.1% of sales for the three months ended June 30, 2004 compared to 32.6% of sales for the three months ended June 30, 2003 primarily due to the increase in sales. Due to the uncertain economic climate, the Company has been emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

  On an industry segment basis, MFC recorded income from operations of $87,640 for the three months ended June 30, 2004 compared to a loss from operations of $169,790 for the three months ended June 30, 2003 primarily due to the increase in sales. NSI recorded a loss from operations of $14,818 for the three months ended June 30, 2004 compared to income from operations of $48,997 for the three months ended June 30, 2003 primarily due to the decrease in sales.


NINE MONTHS ENDED JUNE 30, 2004 vs. NINE MONTHS ENDED JUNE 30, 2003

  Net sales for the nine months ended June 30, 2004 equaled $3,629,750, a decrease of $195,845, or 5.1% when compared to net sales of $3,825,595 for the nine months ended June 30, 2003.

  MFC sales for the nine months ended June 30, 2004 equaled $3,404,776, an increase of $275,348 or 8.8%, when compared to sales of $3,129,428 for the nine months ended June 30, 2003. The increase in MFC sales can primarily be attributed to an increase in the sales of the Company's RF/Microwave products sold to OEMs.

  NSI sales for the nine months ended June 30, 2004 equaled $224,974, a decrease of $471,193 or 67.7% when compared to sales of $696,167 for the nine months ended June 30, 2003. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. Similar to MFC, NSI continues to feel the effects of the sluggish economy and reduced capital spending.

  The Company recorded a net loss of $241,787, for the nine months ended June 30, 2004 compared to a net loss of $341,796 for the nine months ended June 30, 2003. The improvement can be attributed to the improved margins realized this year and the decrease in selling, general and administrative expenses this year when compared to the same period last year.

  Gross profit for the nine months ended June 30, 2004 equaled $1,145,002 or 31.5% of sales, an increase of $133,064 or 13.1%, when compared to gross profit of $1,011,938 or 26.5% of sales for the nine months ended June 30, 2003. The increases in gross profit can primarily be attributed to product sales mix.

  SG&A expenses for the nine months ended June 30, 2004 equaled $1,290,203, a decrease of $260,124 or 16.8% when compared to SG&A expenses of $1,550,327 for the nine months ended June 30, 2003. Due to the uncertain economic climate, the Company is emphasizing cost controls and cost cutting measures to minimize operating expenses. However, despite the downturn in sales, the Company does not expect to significantly reduce its current marketing efforts or research and development efforts.

  The Company recorded a provision for income taxes of $108,677 for the nine months ended June 30, 2004, compared to a benefit for income taxes of $180,029 for the nine months ended June 30, 2003, primarily due to the Company providing a full valuation allowance on the deferred tax assets in the second quarter. In addition, during the quarter ended March 31, 2004, the Company assessed its net current taxes payable and recorded an adjustment of approximately $92,000 to reflect amounts recoverable. For the nine months ended June 30, 2004, the Company has been accruing a provision (benefit) for income taxes at an effective tax rate of 34.5%.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $112,182 to $759,068 at June 30, 2004 when compared to $646,886 at September 30, 2003. The increase was a result of $130,321 in net cash provided by operating activities, $17,627 in net cash used in investing activities and $512 in net cash used to purchase treasury stock.

  The increase in accounts receivable of $127,655 at June 30, 2004, when compared to September 30, 2003, can primarily be attributed to the increase in sales during the month ended June 30, 2004 when compared to the month ended September 30, 2003.

  The decrease in inventories of $140,450 at June 30, 2004, when compared to September 30, 2003, can primarily be attributed to an NSI shipment during the month of October 2003.

  The decrease of $93,943 in customer deposits at June 30, 2004, when compared to September 30, 2003, can primarily be attributable to an NSI shipment during the month of October 2003.

  Cash provided by investing activities during the nine months ended June 30, 2004 consisted of funds provided by the sale of investments of $19,961 and funds used for capital expenditures of $37,588.

  At June 30, 2004, the Company had unused aggregate lines of credit totaling $750,000.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


Off-Balance Sheet Arrangements

   At June 30, 2004 and 2003, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three and nine months ended June 30, 2004. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


ITEM 4.   CONTROLS AND PROCEDURES

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, the Chief Executive and Chief Financial Officers of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were adequate.

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


                               MICROWAVE FILTER COMPANY, INC.


August 13, 2004                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 13, 2004                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer