Form 10-K
period 2004-09-30
MICROWAVE FILTER CO INC /NY/
filed 2004-12-23
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_______September 30, 2004_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________to___________________________________

Commission file number__________________0-10976________________________________

______________________Microwave Filter Company, Inc____________________________
           (Exact name of registrant as specified in its charter)

__________New York__________________________16-0928443_________________________
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

_____6743 Kinne Street,  East Syracuse, NY________13057________________________
(Address of principal executive offices)          (Zip code)

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

YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant at the close of business on December 1, 2004 was $4,419,240.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2004:   2,904,428

  Documents incorporated by reference: None.


                           PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2004 Annual Report and Form 10-K for the fiscal year ended September 30, 2004 and other Securities and Exchange Commission filings. Forward-looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

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

  MFC manufactures RF filters and related components for eliminating interference and facilitating signal processing for such markets as Cable Television, Broadcast, Commercial and Military Communications, Avionics, Radar, Navigation and Defense. The Company designs waveguide, stripline/ microstrip, transmission line, miniature/subminiature and lumped constant filters. Configurations include bandpass, highpass, lowpass, bandstop, multiplexers, tunable notch, tunable bandpass, high power filters, amplitude equalized, delay equalized and filter networks. The Company actively produces over 1,700 standard products and has designed more than 5,000 custom products for specialized applications.

  The manufacturing facility includes a state-of-the-art CAD-CAM system, a test department with automated network analyzers to 50 GHz, a high capacity conveyor soldering oven, a fully compliant finishing operation and a TQM/ISO9000 based quality assurance program to insure the intrinsic quality of the products produced.

  Efficient computer simulation, design and analysis software enhanced by proprietary MFC developed software, allow rapid and accurate filter development at reasonable cost. Automated network analyzers provide rigorous product testing and performance data storage on a serial number basis in most cases.

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

Niagara Scientific, Inc. (NSI)
------------------------------

  NSI manufactures material handling equipment for suppliers of consumer goods. Such suppliers would include food processors or any other manufacturer of packaged consumer products that need to be moved into a corrugated shipping case at a constant rate of speed.

  The Schroeder Machines Division (SMD), in existence for over 50 years, is a division of Niagara Scientific. SMD manufactures a number of case packing solutions but is most noted for its Quadnumatic. The Quadnumatic is an automatic case packing machine that performs all the functions of collating, case forming, loading and sealing products into their shipping cartons at packing speeds ranging from 12 to 30 cases per minute depending upon model.

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

  Since all operators initially receive programming via satellite, products from our satellite market cross over into the cable television market. C-band satellite receive systems are prone to various types of terrestrial interference which are curable in many cases by applying MFC bandpass filters.

  MFC has seen a decrease in its CATV product sales over the last several years. Management believes this trend is primarily due to the downturn in the economy; and, to a lesser extent, to the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - December 31, 2006. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels.

  Broadcast - Several areas of broadcast are served by Microwave Filter Company with the most active being in the MDS/MMDS and UHF bands.

  Formally used for Wireless Cable, the MDS/MMDS bands are now becoming popular for use by Internet Service Providers (ISP.) Wireless Cable was a video delivery service that attempted to compete with cable television with limited success. This service delivered programming over-the-air using microwave frequencies. Television programming is received via a small rooftop antenna. The signals are then down converted for reception by the television set. At the home, the equipment looks the same as that supplied by a cable television company with the exception of the rooftop antenna. Currently the trend is to use the same concept to provide internet service to the home (receive only.)

  The most significant product sold to this market is our channel combiner used at the broadcast site to reduce tower costs. By combining channels at the transmitter site, additional expensive coaxial or waveguide runs up the tower become unnecessary. It remains to be seen whether activity will be popular in these bands.

  MFC offers the widest selection of channel combiners to meet a variety of system specifications. Combiners in different configurations and constructed of different materials offer the operator better or best options depending on budget or other system requirements.

   Radio and Television Broadcast - MFC primarily serves these broadcast areas with interference filters to reduce equipment harmonics and combiners for low power UHF applications. Other broadcast areas served also include AML, telemetry and STL/ENG relays.

  Similar to cable television, the broadcast industry is also moving towards the digital delivery of both audio and video broadcast.

  Satellite - Microwave filters and IF filters for removing interference are provided to both commercial and home C-band TVRO antennas. A variety of products are available that offer protection and or solutions to interference that affects the feedhorn, downconverter, and receiver. A variety of filters are also available for satellite services utilizing higher frequency bands such as 12, 13 and 18 GHz.

  Mobile Radio and Data Links - MFC provides filters to a variety of mobile radio services such as cellular telephone, two way radio and paging to eliminate interference in transmit or receive equipment. More recently there has been demand for filters and diplexers for broadband microwave applications for Voice Over Internet Protocol ("VOIP") With the number of services increasing and ISP use. The advent of license exempt applications has increased the need for interference filtering. With the number of services increasing and our air waves becoming more congested, filters are increasingly important to many transmit operations.

  RF and Microwave - This market encompasses both commercial and military applications. Filters in defense applications are used for such purposes as air to ground communications, radar and land communications. In commercial areas, filters are used to protect such equipment as receivers, transmitters, transceivers and any other electronics used for signal processing. In addition to filters, this market is also served with MFC's Ferrosorb product line. Ferrosorb is a microwave absorbing material available in sheets, loads and a variety of other shapes. The product is used to offer protection by shielding signals or absorbing selective bands.

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

BACKLOG
-------

  At September 30, 2004, the Company's total backlog of orders, which represents firm orders from customers, was $805,244 compared to $452,789 at September 30, 2003. At September 30, 2004, MFC's backlog of orders was $661,109 compared to $328,809 at September 30, 2003. At September 30, 2004, NSI's backlog of orders was $144,135 compared to $123,980 at September 30, 2003. The total Company backlog at September 30, 2004 is scheduled to ship during fiscal 2005. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2004, the Company employed 54 full-time employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $312,189, $349,203 and $376,857 for the fiscal years 2004, 2003 and 2002, respectively. Research and development costs are charged to operations as incurred.

COMPETITION
-----------

  The principal competitive factors facing both MFC and NSI are price, technical performance, service and the ability to produce in quantity to specific delivery schedules. Based on these factors, the Company believes it competes favorably in its markets.

RISKS RELATED TO OUR BUSINESS
-----------------------------

  An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

  Demand for existing products may decline.

  Our inability to introduce new and enhanced products on a timely basis.

  Market acceptance of newly developed products may be slower than anticipated.

  Pricing pressures from our customers and/or market pressure from competitors may reduce selling prices.

  Difficulty in obtaining an adequate supply of raw materials or components at reasonable prices.

  Loss of key personnel or the inability to attract new employees.

  Governmental regulatory actions could adversely affect our business.

AVAILABLE INFORMATION
---------------------
  Our Internet address is www.microwavefilter.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations link of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

     The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.


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


Fiscal 2004                        High      Low

Oct. 1, 2003 to Dec. 31, 2003   $  1.36   $  1.04
Jan. 1, 2004 to Mar. 31, 2004      5.75      1.10
Apr. 1, 2004 to June 30, 2004      3.65      1.34
July 1, 2004 to Sept. 30, 2004     1.96      1.13


Fiscal 2003                        High      Low

Oct. 1, 2002 to Dec. 31, 2002   $  1.53   $   .90
Jan. 1, 2003 to Mar. 31, 2003      1.95       .97
Apr. 1, 2003 to June 30, 2003      1.24       .92
July 1, 2003 to Sept. 30, 2003     1.51      1.04


  The approximate number of stockholders on September 30, 2004 was 2,800.

  On December 18, 2002, the Board of Directors declared a ten cents per share cash dividend to shareholders of record on January 17, 2003 to be distributed on January 31, 2003.

  On February 13, 2002, the Board of Directors declared a seven cents per share cash dividend to shareholders of record on February 27, 2002 to be distributed on March 13, 2002.

  Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into consideration various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47. All options were 100% vested.

  Additional information regarding our stock option plan and plan activity for 2004 is provided in our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 9 - Stock options."

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplemental Data."



Five Year Summary of Financial Data


                                                           September 30
                                     2004         2003         2002          2001         2000
Net Sales                        $ 4,876,219  $ 5,059,520  $ 7,251,732   $ 6,848,191   $ 7,491,853
Net (Loss) Income                $  (176,317) $  (282,400) $   434,287   $   128,752   $   338,736
Total Assets                     $ 3,626,605  $ 3,901,545  $ 4,865,885   $ 4,270,151   $ 5,142,708
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Basic (Loss) Earnings
 Per Share                       $      (.06) $      (.10) $       .15   $       .04   $       .11
Diluted (Loss) Earnings
 Per Share                       $      (.06) $      (.10) $       .15   $       .04   $       .11
Shares Used In Computing Net
 (Loss) Earnings Per Share:
 Basic                             2,904,669    2,904,781    2,904,781     2,946,284     3,169,061
 Diluted                           2,946,482    2,904,781    2,904,781     2,946,284     3,169,061
Cash ($) Dividends Paid Per
   Share                         $       .00  $       .10  $       .07   $       .03   $       .05



Net (loss) income as a percentage of:   2004         2003         2002         2001          2000
Net Sales..........................    (3.6%)       (5.6%)        6.0%         1.9%          4.5%
Assets   ..........................    (4.9%)       (7.2%)        8.9%         3.0%          6.6%
Equity.............................    (5.9%)       (8.9%)       11.5%         3.6%          8.8%


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


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2004.


Product group (in thousands)  Fiscal 2004    Fiscal 2003   Fiscal 2002

Niagara Scientific              $  231         $  704        $  552
Microwave Filter:
  Cable TV                       2,179          2,207         2,722
  Satellite                      1,082            931         2,604
  RF/Microwave                   1,149          1,015           980
  Broadcast TV                     235            202           394
                                ------         ------        ------
    Total                       $4,876         $5,059        $7,252
                                ======         ======        ======
Sales backlog at 9/30           $  805         $  453        $  706
                                ======         ======        ======

Fiscal 2004 compared to fiscal 2003

  Consolidated net sales for the fiscal year ended September 30, 2004 equaled $4,876,219, a decrease of $183,301 or 3.6% when compared to consolidated net sales of $5,059,520 during the fiscal year ended September 30, 2003.

  Microwave Filter Company, Inc. (MFC) sales increased $290,133 or 6.7% to $4,645,356 during the fiscal year ended September 30, 2004 when compared to sales of $4,355,223 during the fiscal year ended September 30, 2003.

  The increase in MFC sales can primarily be attributed to an increase in the sales of the Company's standard Satellite product sales and an increase in the sales of the Company's RF/Microwave product sales.

  MFC's Satellite product sales increased $151,114 or 16.2% to $1,082,386 during the fiscal year ended September 30, 2004 when compared to $931,272 during the fiscal year ended September 30, 2003. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. With the proliferation of earth stations world wide and increased sources of interference, management expects demand for these types of filters to grow.

  MFC's Cable TV product sales decreased $27,705 or 1.3% to $2,178,780 during the fiscal year ended September 30, 2004 when compared to sales of $2,206,485 for the fiscal year ended September 30, 2003. The decrease in MFC's Cable TV product sales can be attributed to both the downturn in the telecommunications marketplace and the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - December 31, 2006. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels.

  MFC's RF/Microwave product sales increased $133,457 or 13.1% to $1,148,690 during the fiscal year ended September 30, 2004 when compared to sales of $1,015,233 during the fiscal year ended September 30, 2003. These products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's BTV/Wireless cable sales increased $33,267 or 16.5% to $235,500 for the fiscal year ended September 30,2004 when compared to sales of $202,233 for the fiscal year ended September 30, 2003 primarily due to an increase in demand for UHF Broadcast products.

  Niagara Scientific, Inc. (NSI) sales decreased $473,434 or 67.2% to $230,863 for the fiscal year ended September 30, 2004 when compared to sales of $704,297 for the fiscal year ended September 30, 2003. Sales of NSI related equipment can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. NSI's sales order levels have been negatively impacted by the sluggish economy and reduced capital spending. Based on backlog, recent quote activity and the general economic climate, management is expecting little, if any, growth in sales for NSI for fiscal 2005.

  At September 30, 2004, the Company's total backlog of orders, which represents firm orders from customers, equaled $805,244 compared to $452,789 at September 30, 2003. At September 30, 2004, MFC's backlog of orders equaled $661,109 compared to $328,809 at September 30, 2003. At September 30, 2004, NSI's backlog of orders equaled $144,135 compared to $123,980 at September 30, 2003. The total Company backlog at September 30, 2004 is scheduled to ship during fiscal 2005. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit increased $189,276 or 12.7% to $1,679,442 during the fiscal year ended September 30, 2004 when compared to gross profit of $1,490,166 during the fiscal year ended September 30, 2003. As a percentage of sales, gross profit increased to 34.4% during the fiscal year ended September 30, 2004 compared to 29.5% during the fiscal year ended September 30, 2003. The increase in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to favorable product sales mix and planned reductions in manufacturing overhead costs. MFC's sales, whose targeted gross profits are higher than NSI's, represented 95% of total net sales this year compared to 86% of total net sales for fiscal 2003.

  Selling, general and administrative (SG&A) expenses decreased $218,909 or 11.2% to $1,743,621, or 35.8% of sales, during the fiscal year ended September 30, 2004 when compared to SG&A expenses of $1,962,530, or 38.8% of sales, during the fiscal year ended September 30, 2003. The reductions were primarily related to decreases in payroll and payroll related expenses. Due to the uncertain economic climate, the Company has been emphasizing cost controls and cost cutting measures to minimize operating expenses.

  Income from operations increased $408,185 to a loss from operations of $64,179 during the fiscal year ended September 30, 2004 when compared to a loss from operations of $472,364 during the fiscal year ended September 30, 2003. The improvement can primarily be attributed to the improved gross margins and the reductions in SG&A expenses this year when compared to the same period last year. On an industry segment basis, MFC's income from operations increased $298,858 to income from operations of $32,320 for the fiscal year ended September 30, 2004 compared to a loss from operations of $267,886 for the fiscal year ended September 30, 2003 due primarily to the MFC's higher sales volume and reduced operating expenses. NSI recorded a loss from operations of $96,499 for the fiscal year ended September 30, 2004 compared to a loss from operations of $204,478 for the fiscal year ended September 30, 2003. NSI's improvement can primarily be attributed to planned reductions in operating expenses. NSI's losses from operations can partly be attributed to the absorption of fixed overhead expenses.

  As a result of the Company's cumulative losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets for the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's losses in the most recent three-year period, inclusive of the loss for the fiscal year ended September 30, 2004, represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

  The Company recorded a provision for income taxes of $145,889 for the fiscal year ended September 30, 2004 compared to a benefit for income taxes of $163,928 for the fiscal year ended September 30, 2003. The change can primarily be attributed to the Company providing a full valuation allowance on its deferred tax assets and the lower pre-tax loss this year when compared to the same period last year. In addition, the Company assessed its net current taxes payable and recorded an adjustment of approximately $93,000 to reflect a revision of estimated taxes payable.


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

  Gross profit increased $189,276 or 12.7% to $1,679,442 during the fiscal year ended September 30, 2004 when compared to gross profit of $1,490,166 during the fiscal year ended September 30, 2003. As a percentage of sales, gross profit increased to 34.4% during the fiscal year ended September 30, 2004 compared to 29.5% during the fiscal year ended September 30, 2003. The increase in gross profit as a percentage of sales, when compared to the same period last year, can primarily be attributed to product sales mix and planned reductions in manufacturing overhead expenses.

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

                                          September 30
                                 2004         2003        2002
Cash & cash equivalents        $817,338     $646,886     $649,196
Investments                    $851,157     $875,671   $1,377,765
Working capital              $2,213,155   $2,203,072   $2,594,590
Current ratio                 4.60 to 1    4.09 to 1    3.41 to 1
Long-term debt                  $     0      $     0      $     0


  Cash and cash equivalents increased $170,452 to $817,338 at September 30, 2004 when compared to $646,886 at September 30, 2003. The increase was a result of $193,222 in net cash provided by operating activities, $22,240 in net cash used in investing activities and $530 in net cash used to purchase treasury stock.

  The net increase of $135,493 in accounts receivable at September 30, 2004, when compared to September 30, 2003, can primarily be attributed to the increase in shipments during the month ended September 30, 2004 when compared to the month ended September 30, 2003.

  The net decrease of $69,420 in inventories at September 30, 2004, when compared to September 30, 2003, can primarily be attributed to a decrease in the Company's work-in-process inventories primarily due to the stage of completion of orders based on customer's scheduled delivery dates. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $386,749 at September 30, 2004 compared to $401,974 at September 30, 2003. The decrease of $15,225 in inventory reserves at September 30, 2004, when compared to September 30, 2003, can primarily be attributed to the disposal of specific inventory items due to obsolescence. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to their estimated net realizable value.

  The decrease of $77,708 in customer deposits at September 30, 2004, when compared to September 30, 2003, can also be attributed to customer's scheduled delivery dates.

  Cash used in investing activities during fiscal 2004 consisted of funds provided by the sale of investments of $24,514 and funds used for capital expenditures of $46,754.

   At September 30, 2004, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITON OR BUSINESS
---------------------------------------------------------------------------

   An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.


  Demand for existing products may decline.

  Our inability to introduce new and enhanced products on a timely basis.

  Market acceptance of newly developed products may be slower than anticipated.

  Pricing pressures from our customers and/or market pressure from competitors may reduce selling prices.

  Difficulty in obtaining an adequate supply of raw materials or components at reasonable prices.

  Loss of key personnel or the inability to attract new employees.

  Governmental regulatory actions could adversely affect our business.

Off-Balance Sheet Arrangements

   At September 30, 2004 and 2003, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

NEW PRONOUNCEMENTS
------------------

  In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, "Share-Based Payment" (FAS 123R), a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which addresses financial accounting and reporting for costs associated with stock-based compensation. FAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. FAS 123R requires Microwave Filter Company, Inc. to adopt the new accounting provisions beginning in our fourth quarter of 2005. Under the Modified Prospective Method, we do not anticipate recording any compensation expense at time of adoption since all options granted were fully vested.

  The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, phased elimination of the Foreign Sales Corporation/Extraterritorial Income benefit and a domestic manufacturing benefit. We are currently evaluating the potential impact of this legislation and assessing the domestic manufacturing benefit. However, given the preliminary stage of our evaluation, it is not possible at this time to determine what impact this legislation will have on our consolidated tax accruals or our effective tax rate, if any.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2004 Annual Report and Form 10-K for the fiscal year ended September 30, 2004 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2004. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Financial Statement Schedule called for by this item are submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

  As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

  Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted above, the Company's disclosure controls and procedures are effective to allow timely decisions regarding disclosures to be included in the Company's periodic filings with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

  There was no significant change in the Company's internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/04   Class


TRUDI B. ARTINI       Mrs. Artini is an independent          32,435       1.1%
(a)(b)(d)             investor in MFC and various other
Age 82                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor     58,571       2.0%
(a)(b)(d)             of Psychiatry at Upstate Medical
Age 80                University, State University of New
Director since 1977   York at Syracuse. He was a faculty
                      member from 1958 until his retirement
                      in 1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. He was elected to
                      serve as a Skaneateles Town Councilman
                      from 1990 to 1998. In 1980, he was a
                      founding member of the Skaneateles
                      Festival of Chamber Music.

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 63                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College. Mr. Andrews was elected
                      Chairman of the Board of Directors
                      of Microwave Filter Company, Inc. on
                      November 17, 2004.

                                                            Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/1/04    Class


CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed          122,598       4.2%
(a)                   President and Chief Executive
Age 62                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

MILO PETERSON         Mr. Peterson has served as             70,000       2.4%
(a)                   Executive Vice President and
Age 64                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 59                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

                                                             Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/04   Class


SIDNEY CHONG          Mr. Chong is a corporate                  335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 63                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

Daniel Galbally       Mr. Galbally is an accountant               0
(b)(c)(d)             for Nucor Steel Auburn, Inc.
Age 57                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.


Richard L. Jones      Mr. Jones was appointed a Director          0
Age 56                of Microwave Filter Company, Inc. on
Director since 2004   September 7, 2004. Mr. Jones has
                      served as a Vice President and the
                      Chief Financial Officer of Microwave
                      Filter Company, Inc. since October 7,
                      1992. He has a Bachelor of Science
                      degree in accounting from Syracuse
                      University.


(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 289,493 shares or approximately 10% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc. has determined that Mr. Chong and Mr. Galbally, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      62      President and Chief Executive Officer

        Richard L. Jones        56      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        64      Vice President and Corporate Secretary

        Paul W. Mears           45      Vice President of Engineering

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2004, 2003 and 2002, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2004    117,869       -
   President and CEO               2003    119,019       -
                                   2002    127,274       -


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

  MFC's contributions to the plans for the years ended September 30, 2004, 2003 and 2002 amounted to $67,675, $80,017 and $187,488, respectively.

STOCK OPTIONS
-------------

 On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47. All options were 100% vested.

A summary of all stock option activity and information related to all options outstanding follows:



                                        2004
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year       -           0             -          0
Granted              $1.47     115,000         $1.47     35,000
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------         ------  --------
Exercisable at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------        -------  --------


COMPENSATION OF DIRECTORS
-------------------------

  Non-officer directors currently receive fees of $300.00 per board and committee meetings. MFC also reimburses directors for reasonable expenses incurred in attending meetings. The Chairman of the Board receives $500.00 per board and committee meetings. Officer members receive no compensation for their attendance at meetings.


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 1, 2004.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

                         PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1. and 2.   Financial Statements and Schedule:

                   Reference is made to the list of Financial Statements and the Financial Statement Schedule submitted as a separate section of this report.

(b)    Reports On Form 8-K:

       The Company filed a Current Report on Form 8-K on August 31, 2004 with respect to the departure of a director.

       The Company filed a Current Report on Form 8-K on September 8, 2004 with respect to the appointment of a director.

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

Dated:  December 17, 2004

  Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

|S| Robert R. Andrews         |S| Carl F. Fahrenkrug
------------------------      --------------------------
Robert R. Andrews             Carl F. Fahrenkrug
(Director)                    (Director)

|S| Milo J. Peterson          |S| Richard L. Jones
------------------------      -----------------------
Milo J. Peterson              Richard L. Jones
(Director)                    (Director)

|S| Sidney Chong
--------------------
Sidney Chong
(Director)

Dated:  December 17, 2004

               ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Report of Independent Registered Public Accounting Firm..........32
Consolidated Balance Sheets as of September 30, 2004 and 2003....33
Consolidated Statements of Operations for the Years
  Ended September 30, 2004, 2003 and 2002 .......................34
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2004, 2003 and 2002 .......................35
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2004, 2003 and 2002 .......................36
Notes to Consolidated Financial Statements.......................37-46



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002:

II-Valuation and Qualifying Accounts.............................48

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Microwave Filter Company, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under
Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Syracuse, New York
December 10, 2004

         Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2004       2003
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $  817,338  $  646,886
  Investments                                               851,157     875,671
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $25,000 and $65,000                453,844     318,351
  Federal and state income tax recoverable                        0      39,485
  Inventories                                               638,170     707,590
  Deferred tax asset - current                                    0     235,492
  Prepaid expenses and other current assets                  67,622      92,666
                                                          ---------   ---------
    Total current assets                                  2,828,131   2,916,141

Property, plant and equipment, net                          798,474     974,519

Deferred tax asset - noncurrent                                   0      10,885
                                                         ----------  ----------

      Total Assets                                       $3,626,605  $3,901,545
                                                         ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  180,032  $  171,837
  Customer deposits                                          66,682     144,390
  Accrued federal and state income taxes                        425           0
  Accrued payroll and related expenses                       82,324     120,605
  Accrued compensated absences                              252,351     255,301
  Other current liabilities                                  33,162      20,936
                                                          ---------   ---------
    Total current liabilities                               614,976     713,069
                                                          ---------   ---------
    Total liabilities                                       614,976     713,069
                                                          ---------   ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,317,688 in 2004 and 2003                       431,769     431,769
  Additional paid-in capital                              3,239,867   3,239,867
  Retained earnings                                         846,237   1,022,554

  Common stock in treasury, at cost, 1,413,260
  shares in 2004 and 1,412,907 shares in 2003            (1,506,244) (1,505,714)
                                                          ---------   ---------
    Total stockholders' equity                            3,011,629   3,188,476
                                                          ---------   ---------
    Total Liabilities and Stockholders' Equity           $3,626,605  $3,901,545
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2004             2003            2002
                                       ----             ----            ----

Net sales                           $4,876,219       $5,059,520      $7,251,732

Cost of goods sold                   3,196,777        3,569,354       4,422,380
                                     ---------        ---------       ---------

    Gross profit                     1,679,442        1,490,166       2,829,352

Selling, general
  and administrative expenses        1,743,621        1,962,530       2,272,362
                                     ---------        ---------       ---------

 (Loss) income from operations         (64,179)        (472,364)        556,990


Non-operating Income
    Interest income                     14,734           24,634          37,513
    Miscellaneous                       19,017            1,402           6,864
                                     ---------        ---------       ---------

    (Loss) income before
       income taxes                    (30,428)        (446,328)        601,367


Provision (benefit) for
  income taxes                         145,889         (163,928)        167,080
                                     ---------        ---------       ---------

NET (LOSS) INCOME                    ($176,317)       ($282,400)       $434,287
                                     =========        =========       =========

Per share data:
Basic (Loss) Earnings Per
  Common Share                           ($.06)          ($0.10)          $0.15
                                     =========        =========       =========
Diluted (Loss) Earnings per
  Common Share                           ($.06)          ($0.10)          $0.15
                                     =========        =========       =========
Shares used in computing net
  (loss) earnings per common share:
  Basic                              2,904,669        2,904,781       2,904,781
  Diluted                            2,946,482        2,904,781       2,904,781


The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2004, 2003 and 2002
            -----------------------------------------------------



                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 2001          4,317,688   $431,769   $3,239,867   $1,364,479 1,412,907 ($1,505,714)   $3,530,401

Net income                                                         434,287                             434,287
Cash dividend paid
  ($.07 per share)                                                (203,334)                           (203,334)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 2002          4,317,688    431,769    3,239,867    1,595,432 1,412,907  (1,505,714)    3,761,354

Net (loss)                                                        (282,400)                           (282,400)
Cash dividend paid
  ($.10 per share)                                                (290,478)                           (290,478)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2003          4,317,688    431,769    3,239,867    1,022,554 1,412,907  (1,505,714)    3,188,476

Net (loss)                                                        (176,317)                           (176,317)
Purchase of treasury stock                                                       343        (530)         (530)
Donated capital                                                                   10
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2004          4,317,688   $431,769   $3,239,867     $846,237 1,413,260 ($1,506,244)   $3,011,629
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2004      2003       2002
                                                  ----      ----       ----

Cash flows from operating activities:
       Net (loss) income                      ($176,317) ($282,400)  $434,287

Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
    Depreciation                                222,799    269,155    280,072
    Provision for doubtful accounts             (40,137)    15,675     18,469
    Inventory obsolescence provision            (15,225)    56,813     50,000
    Deferred income taxes                       246,377    (96,597)    (4,090)
  Changes in assets and liabilities:
    Accounts receivable-trade                   (95,356)    44,610    202,982
    Federal and state income taxes               39,910   (273,331)   173,224
    Inventories                                  84,645    198,764   (129,188)
    Other assets                                 25,044     27,913    (33,630)
    Accounts payable and customer deposits      (69,513)    (2,925)   104,167
    Accrued payroll, compensated absences and
      related expenses                          (16,695)   (23,849)     1,011
    Other current liabilities                   (12,310)  (100,843)    75,618
                                              ---------   --------    -------
    Net cash  provided by (used in)
      operating activities                      193,222   (167,015) 1,172,922
                                              ---------   --------  ---------
Cash flows from investing activities:
  Investments                                    24,514    502,094   (477,406)
  Capital expenditures                          (46,754)   (46,911)  (216,128)
                                               --------   --------   --------
    Net cash (used in) provided by
      investing activities                      (22,240)   455,183   (693,534)
                                               --------   --------   --------
Cash flows from financing activities:
  Purchase of treasury stock                       (530)         0          0
  Cash dividend paid                                  0   (290,478)  (203,334)
                                               --------   --------   --------
    Net cash used in financing activities          (530)  (290,478)  (203,334)
                                               --------   --------   --------
    Net increase (decrease)
        in cash and cash equivalents            170,452     (2,310)   276,054

Cash and cash equivalents at beginning of year  646,886    649,196    373,142
                                               --------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $817,338   $646,886   $649,196
                                               ========   ========   ========




Supplemental disclosures of cash flows:
  Cash paid (refunded) during the year
   for (approximately):
    Interest                                         $0         $0         $0
    Income taxes                              ($116,000)  $206,000         $0

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



d. Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 2004 and September 30, 2003 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 2004 and 2003.

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

g.  Research and Development

  Costs in connection with research and development, which amount to $312,189, $349,203 and $376,857 for the fiscal years 2004, 2003 and 2002, respectively, are charged to operations as incurred.

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

i. Income Taxes

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. As a result of the Company's losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets for the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

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

n. Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $6,000, $10,000 and $8,000 for the fiscal years 2004, 2003 and 2002, respectively.



o. Reclassifications

  Certain amounts in 2003 have been reclassified to conform with the 2004 presentation.


p. Stock-Based Compensation

  The Company measures compensation expense for its stock-option based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.


                                          Year ended
                                         September 30
                                       2004         2003
                                     --------     --------
(thousands of dollars, except
 per share data)
Net earnings (loss), as
 reported                            ($176)       ($282)

Fair value based stock
 compensation cost, net
 of tax                               (156)           0
                                     -----        -----
Pro forma earnings (loss)            ($332)       ($282)
                                     =====        =====

Earnings (loss) per share:
   Basic                             ($0.06)      ($0.10)
   Diluted                           ($0.06)      ($0.10)

Pro forma earnings (loss) per share:
   Pro forma basic                   ($0.11)      ($0.10)
   Pro forma diluted                 ($0.11)      ($0.10)

Shares used in computing net (loss)
 earnings per common share
   Basic                             2,905        2,905
   Diluted                           2,946        2,905


  The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

  Expected option life             5 years
  Risk-free interest rate            4.24%
  Expected dividend yield            0.00%
  Expected volatility              101.00%


2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          2004                 2003
                                          ----                 ----
  Raw materials and stock parts         $428,424             $426,698
  Work-in-process                        125,811              201,807
  Finished goods                          83,935               79,085
                                        --------            ---------
                                        $638,170             $707,590
                                        ========           ==========

  The Company's reserve for obsolescence equaled $386,749 at September 30, 2004 and $401,974 at September 30, 2003.




3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2004                 2003
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,068,237            3,068,256
  Office equipment and fixtures        1,564,871            1,534,024
                                       ---------            ---------
                                       6,594,741            6,563,913
  Less: Accumulated depreciation       5,796,267            5,589,394
                                       ---------            ---------
                                        $798,474             $974,519
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

 The Company's matching contributions to the 401-K plan for the years ended September 30, 2004, 2003 and 2002 were $67,675, $80,017 and $87,488, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0, $0 and $100,000 in 2004, 2003 and 2002, respectively.

6. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2009. Rental expense under these leases for the years ended September 30, 2004, 2003 and 2002 amounted to $11,074, $13,711 and $14,888, respectively.

 Minimum rental commitments at September 30, 2004 for these leases are:

        Year Ended      Lease
       September 30    Payments
       ------------    --------

           2005         $10,754
           2006          10,754
           2007          10,754
           2008           9,194
           2009           2,256
                        -------
                        $43,712
                        =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                           2004        2003        2002
Currently payable:
  Federal               ($100,913)   ($70,831)   $162,170
  State                       425       3,500       9,000
Deferred (credit)         246,377     (96,597)     (4,090)
                          -------      -------     -------
                         $145,889   ($163,928)   $167,080
                         ========    ========    ========

 A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2004______   ______2003______  ______2002______
                           Amount    %       Amount    %       Amount    %
Statutory tax rate      ($10,346)  (34.0%)($151,752)  34.0%  $204,465   34.0%
Surtax exemption
State income tax net of:
 Federal benefit               0      .0%     2,310    0.5%     5,940    1.0%
Foreign sales benefit          0      .0%         0     .0%    (3,973)  (0.7%)
Research and experimentation
 tax credits                   0      .0%         0     .0%   (31,158)  (5.2%)
Valuation allowance      246,377   809.7%         0     .0%         0     .0%
Revision of estimated
 taxes payable           (92,907) (305.3%)        0     .0%         0     .0%
Other                      2,765     9.1%   (14,486)  (3.2%)   (8,194)  (1.3%)
                        --------  ------   -------   ------   ------- ------
                        $145,889   479.5% ($163,928) (36.7%) $167,080   27.8%
                        ========   =====   ========   =====  ========   =====

 The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

                                            2004          2003
                                            ----          ----
  Inventory                              $138,235       $142,912
  Accrued warranty                          4,250              0
  Accrued vacation                         69,564         70,480
  Accounts receivable                       8,453         22,100
                                          -------        -------
  Net deferred tax assets - current      $220,502       $235,492
                                         --------       --------

  Accelerated depreciation               ($66,350)      ($88,871)
  Research and experimentation
   tax credit carry forward                94,400         60,357
  AMT credit carry forward                 39,399         39,399
  State net operating loss
   carry forward                              342              0
                                           ------       --------
  Net deferred tax assets
   (liabilities) - noncurrent             $67,791        $10,885
                                          -------        -------

  Valuation allowance                    $288,293              0
                                         --------       --------

  Net deferred tax assets                      $0       $246,377
                                         ========       ========

  As required by Statement of Financial Accounting Standards No. 109, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets, and, as a result, a full valuation allowance has been established at September 30, 2004. The research and experimentation tax credit carry forwards expire in 2023. At September 30, 2004, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     2004        2003       2002
Net Sales (Unaffiliated):
  MFC                               $4,645      $4,356     $6,700
  NSI                                  231         704        552
  Total                             $4,876      $5,060     $7,252

Operating Profit (Loss): (a)
  MFC                                 $32       ($268)      $787
  NSI                                 (96)       (204)      (230)
  Total                              ($64)      ($472)      $557

Identifiable Assets: (b)
  MFC                               $2,671      $3,033     $3,907
  NSI                                  139         222        310
  Subtotal                           2,810       3,255      4,217
  Corporate Assets-Cash and
  Cash Equivalents                     817         647        649
  Total                             $3,627      $3,902     $4,866

Depreciation Expense:
  MFC                                 $219        $264       $275
  NSI                                    4           5          5
  Total                               $223        $269       $280

Capital Expenditures:
  MFC                                 $ 47        $ 47       $216
  NSI                                    0           0          0
  Total                               $ 47        $ 47       $216

Significant Export Sales:
  MFC                                 $309        $366       $339


(a) Operating profit (loss) is total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: interest income, interest expense, income taxes and miscellaneous income. Expenses incurred on behalf of both Companies are allocated based upon estimates of their relationship to each entity.

(b) Identifiable assets by industry are those assets that are used in the Company's operations in each industry.

9. STOCK OPTIONS

 On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. The 1998 Plan will terminate on April 10, 2008. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47. All options granted were 100% vested.

A summary of all stock option activity and information related to all options outstanding follows:


                                        2004
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year       -           0             -          0
Granted              $1.47     115,000         $1.47     35,000
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------         ------  --------

Exercisable at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------        -------  --------

10. Stock Based Compensation

  The Company measures compensation expense for its stock-option based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.

                                          Year ended
                                         September 30
                                       2004         2003
                                     --------     --------
(thousands of dollars, except
 per share data)
Net earnings (loss), as
 reported                            ($176)       ($282)

Fair value based stock
 compensation cost, net
 of tax                               (156)           0
                                     -----        -----
Pro forma earnings (loss)            ($332)       ($282)
                                     =====        =====

Earnings (loss) per share:
   Basic                             ($0.06)      ($0.10)
   Diluted                           ($0.06)      ($0.10)

Pro forma earnings (loss) per share:
   Pro forma basic                   ($0.11)      ($0.10)
   Pro forma diluted                 ($0.11)      ($0.10)

Shares used in computing net (loss)
 earnings per common share
   Basic                             2,905        2,905
   Diluted                           2,946        2,905


  The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

  Expected option life             5 years
  Risk-free interest rate            4.24%
  Expected dividend yield            0.00%
  Expected volatility              101.00%
11. LEGAL MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.

12. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2004 and 2003:

                                        2004 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,233,280    $1,022,496    $1,373,974    $1,246,469

Cost of sales          $  888,705    $  721,538    $  874,505    $  712,029

Net (loss) income      $  (44,550)   $ (247,618)   $   50,381   $    65,470

(Loss) earnings
 per common share:     $     (.02)   $     (.09)   $      .02  $        .02


                                        2003 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,489,157    $1,013,892    $1,322,546    $1,233,925

Cost of sales          $1,039,471    $  762,205    $1,011,981    $  755,697

Net income (loss)      $  (86,168)   $ (179,076)   $  (76,552)   $   59,396

Earnings (loss)
 per common share:     $     (.03)   $     (.06)   $     (.03)   $      .02


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

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2004, 2003 and 2002





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2004
Allowance for doubtful accounts                 $65,000                                        $40,137      $24,863
Inventory valuation reserves                    401,974                                         15,225      386,749
                                               --------             -------       ------       -------     --------
                                               $466,974                  $0           $0       $55,362     $411,612
                                               ========             =======       ======       =======     ========


Year ended September 30, 2003
Allowance for doubtful accounts                 $49,325             $15,675                                 $65,000
Inventory valuation reserves                    345,161              56,813                                 401,974
                                               --------             -------       ------       -------     --------
                                               $394,486             $72,488           $0            $0     $466,974
                                               ========             =======       ======       =======     ========


Year ended September 30, 2002
Allowance for doubtful accounts                 $41,155             $18,469                    $10,299      $49,325
Inventory valuation reserves                    297,634              50,000                      2,473      345,161
                                               --------             -------       ------       -------     --------
                                               $338,789             $68,469           $0       $12,772     $394,486
                                               ========             =======       ======       =======     ========




