Form 10-Q
period 2004-12-31
MICROWAVE FILTER CO INC /NY/
filed 2005-02-09
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2004

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

    Common Stock, $.10 Par Value -    2,904,428 shares as of December 31, 2004.

                       PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)
                            December 31, 2004      SEPTEMBER 30, 2004
                               (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $   859                $   817
Investments                             847                    851
Accounts receivable-trade, net          335                    454
Inventories                             607                    638
Prepaid expenses and other
 current assets                          73                     68
                                    --------               -------

Total current assets                  2,721                  2,828

Property, plant and equipment, net      759                    799
                                    -------                -------

Total assets                        $ 3,480                $ 3,627
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   128                $   180
Customer deposits                        17                     67
Accrued payroll and related
 expenses                                48                     82
Accrued compensated absences            257                    253
Other current liabilities                23                     33
                                    -------                -------

Total current liabilities               473                    615
                                    -------                -------

Total liabilities                       473                    615
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,240                  3,240
Retained earnings                       841                    846
                                    -------                -------


                                      4,513                  4,518
Common stock in treasury,
 at cost                             (1,506)                (1,506)
                                    -------                -------

Total stockholders' equity            3,007                  3,012
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,480                $ 3,627
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS

                    ENDED DECEMBER 31, 2004 AND 2003
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2004          2003

Net sales                      $1,181        $1,233

Cost of goods sold                759           889
                               ------        ------
Gross profit                      422           344

Selling, general and
 administrative expenses          436           416
                               ------        ------
Loss from operations              (14)          (72)

Other income (net),
  principally interest              9             4
                               ------        ------

Loss before income
  taxes                            (5)          (68)


Benefit for income
  taxes                             0           (23)
                               ------        ------

NET LOSS                          ($5)         ($45)
                               ======        ======
Per share data:

Basic earnings (loss)
   per share                   ($0.00)       ($0.02)
                               ======        ======
Diluted earnings (loss)
   per share                   ($0.00)       ($0.02)
                               ======        ======
Shares used in computing
   net earnings (loss) per share:
   Basic                        2,904         2,905
   Diluted                      3,053         2,905

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE THREE MONTHS ENDED

                            DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

(Amounts in thousands)

                                Three months ended
                                   December 31
                                2004          2003

Cash flows from operating
 activities:
Net loss                     $   (5)        $  (45)

Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:

Depreciation and amortization    49             55

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable             119            (39)
Federal and state income
 taxes recoverable                0            (22)
Inventories                      31            131
Prepaid expenses & other
 assets                          (5)            16
Increase (decrease) in:
Accounts payable & accrued
 expenses                       (92)           (55)
Customer deposits               (50)          (144)
                             ------         ------

Net cash provided by (used
 in) operating activities        47           (103)
                             ------         ------

Cash flows from (used in)
 investing activities:

Investments                       4             10
Capital expenditures             (9)           (22)
                             ------         ------


Net cash used in
 investing activities            (5)           (12)
                             ------         ------



Net increase (decrease) in
 cash and cash equivalents       42           (115)

Cash and cash equivalents
 at beginning of period         817            647
                             ------         ------

Cash and cash equivalents
 at end of period            $  859         $  532
                             ======         ======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2004.


Note 2. Industry Segment Data

  The Company's primary business segments involve (1) operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics; and (2) Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, which custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.

Information by segment is as follows:
                               Three months ended
 (thousands of dollars)           December 31
                                 2004      2003

Net Sales (Unaffiliated):
   MFC                          $1,023    $1,050
   NSI                             158       183
                                ------    ------
   Total                        $1,181    $1,233
                                ======    ======

Operating loss: (a)
   MFC                            ($46)     ($60)
   NSI                              32       (12)
                                ------    ------
   Total                          ($14)     ($72)
                                ======    ======

Identifiable assets: (b)
   MFC                          $2,543    $3,034
   NSI                              78        91
                                ------    ------
   Subtotal                      2,621     3,125
   Corporate Assets - Cash
   And Cash Equivalents            859       532
                                ------    ------
   Total                        $3,480    $3,657
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

Note 3. Inventories

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2004     September 30, 2004

Raw materials and stock parts              $466                 $428
Work-in-process                              50                  126
Finished goods                               91                   84
                                           ----                 ----
                                           $607                 $638
                                           ====                 ====

  The Company's reserve for obsolescence equaled $386,749 at December 31, 2004 and September 30, 2004.


Note 4. Income Taxes

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. As a result of the Company's losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets during the second quarter of the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.


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

  We account for our incentive stock plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees. No compensation expense has been recognized in the accompanying financial statements relative to our stock option plan.

A summary of all stock option activity and information related to all options outstanding follows:


                                   Three months ended
                                   December 31, 2004
                                   ------------------
                            ISOs                     NQSOs
                          --------                  --------
                       Exercise   Shares         Exercise   Shares
                        Price                     Price
                       --------  --------        --------  --------
Outstanding at
 beginning of period   $1.47     115,000         $1.47     35,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled                -           0           $1.47      5,000
                       ------   --------         ------  --------
Outstanding at
  end of period        $1.47     115,000         $1.47     30,000
                       ------   --------         ------  --------
Exercisable at
  end of period        $1.47     115,000         $1.47     30,000
                       ------   --------        -------  --------



                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS



  Microwave Filter Company, Inc. operates primarily in the United States and principally in two industries. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics. Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.


Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. As a result of the Company's losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets during the second quarter of the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2004 vs. THREE MONTHS ENDED DECEMBER 31, 2003.

  Net sales for the three months ended December 31, 2004 equaled $1,180,694, a decrease of $52,586 or 4.3% when compared to net sales of $1,233,280 for the three months ended December 31, 2003.

  MFC sales for the three months ended December 31, 2004 equaled $1,023,218, a decrease of $26,886 or 2.6%, when compared to sales of $1,050,104 for the three months ended December 31, 2003. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the Company's RF/Microwave products during the quarter. These products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company is concentrating its product development efforts in this area as part of a concentrated effort to provide substantial long-term growth. MFC's Cable TV, Satellite and Broadcast TV product sales were up for the quarter ended December 31, 2004 when compared to the same period last year which management attributes to the improving economy.

  MFC's sales order backlog equaled $472,331 at December 31, 2004 compared to sales order backlog of $661,109 at September 30, 2004 and $397,264 at December 31, 2003. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total MFC sales order backlog at December 31, 2004 is scheduled to ship by September 30, 2005.

  NSI sales for the three months ended December 31, 2004 equaled $157,476, a decrease of $25,700 or 14.0%, when compared to sales of $183,176 for the three months ended December 31, 2003. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. Similar to MFC, NSI's sales order levels have also been impacted negatively by the sluggish economy and reduced capital spending. NSI has also been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. At December 31, 2004, NSI's sales order backlog equaled $0 compared to sales order backlog of $144,135 at September 30, 2004 and $0 at December 31, 2003.

  The Company recorded a net loss of $5,288, or a loss of $.00 per share, for the three months ended December 31, 2004 compared to a net loss of $44,550, or a loss of $.02 per share, for the three months ended December 31, 2003. The improvement can primarily be attributed to the higher gross profit this year when compared to the same period last year.

  Gross profit for the three months ended December 31, 2004 equaled $422,037, an increase of $77,462 or 22.5%, when compared to gross profit of $344,575 for the three months ended December 31, 2003. As a percentage of sales, gross profit equaled 35.7% for the three months ended December 31, 2004 compared to 27.9% for the three months ended December 31, 2003. Both MFC and NSI achieved higher gross profits this quarter when compared to the same period last year. MFC's improvement can primarily be attributed to product sales mix. As a percentage of sales, MFC's standard Cable TV, Satellite and Broadcast TV products generate a higher gross profit than the Company's RF/Microwave products. NSI's improvement can directly be attributed to the lower costs associated with the machine which shipped during the quarter ended December 31, 2004 when compared to the machine which shipped during the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2004 equaled $436,101 or 36.9% of sales, an increase of $19,838 or 4.8%, when compared to SG&A expenses of $416,263 or 33.8% of sales for the three months ended December 31, 2003. The increase can primarily be attributed to increases in payroll and payroll related expenses.

  On an industry segment basis, MFC recorded a loss from operations of $46,074 for the three months ended December 31, 2004 compared to a loss from operations of $60,271 for the three months ended December 31, 2003. NSI recorded operating income of $32,010 for the three months ended December 31, 2004 compared to a loss from operations of $11,417 for the three months ended December 31, 2003. NSI's improvement can directly be attributed to the improved gross profit and planned reductions in SGA expenses.

Off-Balance Sheet Arrangements

   At December 31, 2004 and 2003, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $41,637 to $858,975 at December 31,2004 when compared to $817,338 at September 30, 2004. The increase was a result of $46,786 in net cash provided by operating activities and $5,149 in net cash used in investing activities.

  The decrease of $119,217 in accounts receivable at December 31, 2004, when compared to September 30, 2004, can primarily be attributable to the decrease in MFC shipments during the month ended December 31, 2004 when compared to the month ended September 30, 2004.

  The decrease of $30,692 in inventories at December 31, 2004, when compared to September 30, 2004, can primarily be attributable to the scheduled delivery of NSI's sales order backlog of September 30, 2004 during the quarter ended December 31, 2004.

  The decrease of $51,956 in accounts payable at December 31, 2004, when compared to September 30, 2004, can primarily be attributed to a decrease in purchases during the month ended December 31, 2004 when compared to the month ended September 30, 2004.

  The decrease of $48,913 in customer deposits at December 31, 2004, when compared to September 30, 2004, can primarily be attributed to the shipment of NSI's sales order backlog of September 30, 2004 during the quarter ended December 31, 2004.

  Cash used in investing activities during the three months ended December 31, 2004 consisted of funds provided by the sale of investments of $4,421 and funds used for capital expenditures of $9,570.

  At December 31, 2004, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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


RECENT PRONOUNCEMENTS
----------------------

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

  The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, phased elimination of the Foreign Sales Corporation/Extraterritorial Income benefit and a domestic manufacturing benefit. We are currently evaluating the potential impact of this legislation and assessing the domestic manufacturing benefit. We do not believe this Act will have a significant impact on the Company's financial position or results of operations in the future.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2004 Annual Report and Form 10-K for the fiscal year ended September 30, 2004 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 4.   CONTROLS AND PROCEDURES

    The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2004, the Chief Executive and Chief Financial Officers of the Company concluded, based upon their best judgement, that the Company's disclosure controls and procedures were adequate.

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


                               MICROWAVE FILTER COMPANY, INC.


February 9, 2005                 Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 9, 2005                 Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer