Form 10-K/A
period 2004-09-30
MICROWAVE FILTER CO INC /NY/
filed 2005-03-08
CIK 716688

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                              ------------------

                                  FORM 10-K/A

                                ANNUAL REPORT

                    Pursuant to Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 2004

                        Microwave Filter Company, Inc.
              (Exact Name of Registrant as Specified in Charter)


          New York                    0-10976                    16-0928443
---------------------------  ------------------------       --------------------
(State or Other jurisdiction  (Commission File Number)         (IRS Employer
      of incorporation)                                     Identification  No.)

6743 Kinne Street,   East Syracuse, New York                       13057
----------------------------------------------                   ----------
(Address of principal executive offices)                         (Zip Code)

                                (315) 438-4700
                                --------------
              Registrant's telephone number, including area code

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



                           EXPLANATORY NOTE

This Amendment 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on December 23, 2004 (the "Original Filing"), is being filed to make textual changes to Part II, Item 9A, Controls and Procedures.



Item 9A. Controls and Procedures


1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.


2. Changes in internal control over financial reporting. During the quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      Microwave Filter Company, Inc.
                                      --------------------------------
                                      (Registrant)


Date: March 8, 2005                   By:  /s/ Carl F. Fahrenkrug
                                      ------------------------------------
                                               Carl F. Fahrenkrug
                                               Chief Executive Officer


Date: March 8, 2005                   By:  /s/ Richard L. Jones
                                      ------------------------------------
                                               Richard L. Jones
                                               Chief Financial Officer