Form 10-Q/A
period 2004-12-31
MICROWAVE FILTER CO INC /NY/
filed 2005-03-08
CIK 716688

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                              ------------------

                                  FORM 10-Q/A

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

                           EXPLANATORY NOTE

This Amendment 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on February 9, 2005 (the "Original Filing"), is being filed to make textual changes to Item 4, Controls and Procedures.





Item 4. Controls and Procedures

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

2. Changes in internal control over financial reporting. During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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