Form 10-K/A
period 2004-09-30
MICROWAVE FILTER CO INC /NY/
filed 2005-04-05
CIK 716688

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



                           EXPLANATORY NOTE

This Amendment 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on December 23, 2004 (the "Original Filing"), is being filed to include the certifications required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act, which were inadvertently omitted.



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



                                      Microwave Filter Company, Inc.
                                      --------------------------------
                                      (Registrant)


Date: April 5, 2005                   By:  /s/ Carl F. Fahrenkrug
                                      ------------------------------------
                                               Carl F. Fahrenkrug
                                               Chief Executive Officer


Date: April 5, 2005                   By:  /s/ Richard L. Jones
                                      ------------------------------------
                                               Richard L. Jones
                                               Chief Financial Officer