Form 10-Q/A
period 2004-12-31
MICROWAVE FILTER CO INC /NY/
filed 2005-04-05
CIK 716688

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

                           EXPLANATORY NOTE

This Amendment 10-Q/A to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on February 9, 2005 (the "Original Filing"), is being filed to include the certifications required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act, which were inadvertently omitted.





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