Form 10-Q
period 2005-03-31
MICROWAVE FILTER CO INC /NY/
filed 2005-05-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2005

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

    Common Stock, $.10 Par Value -    2,910,342 shares as of March
31, 2005.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                              MARCH 31, 2005         SEPTEMBER 30, 2004
                                (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   980                $   817
Investments                             837                    851
Accounts receivable-trade, net          470                    454
Inventories                             650                    638
Prepaid expenses and other
 current assets                          80                     68
                                    -------                -------

Total current assets                  3,017                  2,828

Property, plant and equipment, net      726                    799
                                    -------                -------

Total assets                        $ 3,743                $ 3,627
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   228                $   180
Customer deposits                        21                     67
Accrued federal and state
 incomes taxes                            8                      0
Accrued payroll and related
 expenses                                78                     82
Accrued compensated absences            256                    253
Other current liabilities                45                     33
                                    -------                -------

Total current liabilities               636                    615

                                    -------                -------

Total liabilities                       636                    615
                                    -------                -------







Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,240
Retained earnings                       933                    846
                                    -------                -------
                                      4,614                  4,518
Common stock in treasury,
 at cost                             (1,507)                (1,506)
                                    -------                -------

Total stockholders' equity            3,107                  3,012
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,743                $ 3,627
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED MARCH 31, 2005 AND 2004
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2005          2004         2005         2004

Net sales                      $1,412        $1,022       $2,592       $2,256

Cost of goods sold                847           721        1,605        1,610
                               ------        ------       ------       ------
Gross profit                      565           301          987          646

Selling, general and
 administrative expenses          474           447          910          864
                               ------        ------       ------       ------
Income (loss) from
  operations                       91          (146)          77         (218)

Other income (net),
  principally interest              8             4           17            8
                               ------        ------       ------       ------

Income (loss) before
  income taxes                     99          (142)          94         (210)

Provision for income
  taxes                             7           106            7           82
                               ------        ------       ------       ------

NET INCOME (LOSS)                 $92         ($248)         $87        ($292)
                               ======        ======       ======       ======
Per share data:

Basic earnings (loss)
   per share                    $0.03        ($0.09)       $0.03       ($0.10)
                               ======        ======       ======       ======
Diluted earnings (loss)
   per share                    $0.03        ($0.09)       $0.03       ($0.10)
                               ======        ======       ======       ======
Shares used in computing
   net earnings (loss) per share:
   Basic                        2,911         2,905        2,907        2,905
   Diluted                      3,049         2,905        3,051        2,905


See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                            MARCH 31, 2005 AND 2004
                                 (Unaudited)

(Amounts in thousands)


                                Three months ended      Six months ended
                                     March 31               March 31
                                  2005       2004        2005       2004

Cash flows from operating
 activities:

Net income (loss)                $  92      ($ 248)     $  87      ($ 292)

Adjustments to reconcile
 net income (loss) to net
 cash used in operating
 activities:
Depreciation and amortization       49          56         98         111
Deferred tax assets                  0         246          0         246

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable               (136)         12        (16)        (27)
Federal and state income
 tax recoverable                     0        (116)         0        (138)
Inventories                        (42)        (36)       (12)         95
Prepaid expenses & other
 assets                             (6)        (21)       (12)         (5)
Increase (decrease) in:
Accounts payable & accrued
 expenses                          151          92         59          36
Customer deposits                    4           2        (46)       (142)
Federal and state income tax
 taxes payable                       8           0          8           0
                                 -----      ------      -----      ------
Net cash provided by (used
 in) operating activities          120         (13)       166        (116)
                                 -----      ------      -----      ------

Cash flows from investing
activities:
Investments                         10           5         15          15
Capital expenditures               (17)         (7)       (26)        (29)
                                 -----      ------      -----      ------
Net cash used in
 investing activities               (7)         (2)       (11)        (14)
                                 -----      ------      -----      ------



Cash flows from financing
activities:
Stock options exercised              9           0          9           0
Purchase of treasury stock          (1)          0         (1)          0
                                 -----      ------      -----      ------
Net cash provided by
 financing activities                8           0          8           0
                                 -----      ------      -----      ------

Increase (decrease) in cash
 and cash equivalents              121         (15)       163        (130)

Cash and cash equivalents
 at beginning of period            859         532        817         647
                                 -----      ------      ------     ------

Cash and cash equivalents
 at end of period                $ 980      $  517      $ 980      $  517
                                 =====      ======      =====      ======




See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2005


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the six month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2004.



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

 Information by segment is as follows:
                               Three months ended    Six months ended
 (thousands of dollars)             March 31             March 31,
                                 2005      2004       2005      2004

Net Sales (Unaffiliated):
   MFC                          $1,392    $1,005     $2,415    $2,056
   NSI                              20        17        177       200
                                ------    ------     ------    ------
   Total                        $1,412    $1,022     $2,592    $2,256
                                ======    ======     ======    ======

Operating (loss) profit: (a)
   MFC                            $105     ($106)       $59     ($167)
   NSI                             (14)      (40)        18       (51)
                                 -----     -----      -----     -----
   Total                           $91     ($146)       $77     ($218)
                                 =====     =====      =====     =====

Identifiable assets: (b)
   MFC                          $2,678    $2,879     $2,678    $2,879
   NSI                              85       108         85       108
                                ------    ------     ------    ------
   Subtotal                      2,763     2,987      2,763     2,987
   Corporate Assets - Cash
   And Cash Equivalents            980       517        980       517
                                ------    ------     ------    ------
   Total                        $3,743    $3,504     $3,743    $3,504
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

Note 3. Inventories

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)              March 31, 2005    September 30, 2004

Raw materials and stock parts              $506                 $428
Work-in-process                              49                  126
Finished goods                               95                   84
                                         ------                 ----
                                           $650                 $638
                                         ======                 ====

  The Company's reserve for obsolescence equaled $386,749 at March 31, 2005 and September 30, 2004.


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

A summary of all stock option activity and information related to all options outstanding follows:


                                   Six months ended
                                    March 31, 2005
                                   ----------------
                            ISOs                     NQSOs
                          --------                  --------
                       Exercise   Shares         Exercise   Shares
                        Price                     Price
                       --------  --------        --------  --------
Outstanding at
 beginning of period   $1.47     115,000         $1.47     35,000
Granted                  -           0             -          0
Exercised              $1.47       6,452           -          0
Cancelled                -           0           $1.47      5,000
                       ------   --------         ------  --------
Outstanding at
  end of period        $1.47     108,548         $1.47     30,000
                       ------   --------         ------  --------
Exercisable at
  end of period        $1.47     108,548         $1.47     30,000
                       ------   --------        -------  --------


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

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. As a result of the Company's losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets during the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. Our results over the most recent three-year period have been negatively affected by the downturn in the telecommunications marketplace, the sluggish economy and reduced capital spending. The Company's losses in the most recent three-year period represent sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2005 vs. THREE MONTHS ENDED MARCH 31, 2004

  Net sales for the three months ended March 31, 2005 equaled $1,411,780, an increase of $389,284 or 38.1% when compared to net sales of $1,022,496 for the three months ended March 31, 2004.

  MFC sales for the three months ended March 31, 2005 equaled $1,391,637, an increase of $385,925 or 38.4% when compared to sales of $1,005,712 for the three months ended March 31, 2004. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's RF/Microwave products sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. MFC's RF/Microwave product sales were up $361,327 or 171% for the three months ended March 31, 2005 when compared to the same period last year. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's sales order backlog equaled $756,310 at March 31, 2005, an increase of $283,979, when compared to sales order backlog of $472,331 at December 31, 2004. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 92% of MFC's sales order backlog at March 31, 2005 is scheduled to ship by September 30, 2005.

  NSI sales for the three months ended March 31, 2005 equaled $19,705, an increase of $2,921 when compared to sales of $16,784 for the three months ended March 31, 2004. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. NSI's sales order levels have been impacted negatively by the sluggish economy and reduced capital spending. NSI has also been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. At March 31, 2005, NSI's backlog of orders equaled $0, when compared to backlog of $0 at December 31, 2004.

 Gross profit for the three months ended March 31, 2005 equaled $565,051, an increase of $264,093 or 87.8%, when compared to gross profit of $300,958 for the three months ended March 31, 2004. As a percentage of sales, gross profit increased to 40.0% for the three months ended March 31, 2005 compared to 29.4% for the three months ended March 31, 2004. The increases in gross profit can primarily be attributed to the increase in sales volume and a favorable product sales mix this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2005 equaled $474,317, an increase of $27,024 or 6.0%, when compared to SG&A expenses of $447,293 for the three months ended March 31, 2004. The increase can primarily be attributed to an increase in payroll and payroll related expenses. SGA expenses decreased to 33.6% of sales for the three months ended March 31, 2005 compared to 43.7% of sales for the three months ended March 31, 2004 primarily due to the higher sales volume during fiscal 2005 when compared to the same period last year.

  The Company recorded income from operations of $90,734 for the second quarter ended March 31, 2005 compared to a loss from operations of $146,335 for the three months ended March 31, 2004. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  On an industry segment basis, MFC recorded income from operations of $105,362 for the three months ended March 31, 2005 compared to loss from operations of $106,559 for the three months ended March 31, 2004. MFC's improvement can be directly attributed to the higher sales volume this year. NSI recorded a loss from operations of $14,628 for the three months ended March 31, 2005 compared to a loss from operations of $39,776 for the three months ended March 31, 2004. NSI's improvement can be attributed to higher gross profit margins this year when compared to the same period last year.

  The Company recorded a provision for income taxes of $7,264 for the three months ended March 31, 2005 compared to a provision for income taxes of $105,065 for the three months ended March 31, 2004. Last year, the Company recorded a non-cash charge to establish a valuation allowance of $246,000 against net deferred tax assets during the quarter ended March 31, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS
109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.


SIX MONTHS ENDED MARCH 31, 2005 vs. SIX MONTHS ENDED MARCH 31, 2004

  Net sales for the six months ended March 31, 2005 equaled $2,592,474, an increase of $336,698, or 14.9% when compared to net sales of $2,255,776 for the six months ended March 31, 2004.

  MFC sales for the six months ended March 31, 2005 equaled $2,414,855, an increase of $359,039, or 17.5% when compared to sales of $2,055,816 for the six months ended March 31, 2004. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's RF/Microwave products for the six month period ended March 31, 2005 when compared to the same period last year.

  NSI sales for the six months ended March 31, 2005 equaled $177,619, a decrease of $22,341 or 11.2% when compared to sales of $199,960 for the six months ended March 31, 2004.

  Gross profit for the six months ended March 31, 2005 equaled $987,088, an increase of $341,555, or 52.9%, when compared to gross profit of $645,533 for the six months ended March 31, 2004. As a percentage of sales, gross profit increased to 38.1% for the six months ended March 31, 2005 compared to 28.6% for the six months ended March 31, 2004. The increases in gross profit can primarily be attributed to the higher sales volume.

  SG&A expenses for the six months ended March 31, 2005 equaled $910,418, an increase of $46,862 or 5.4%, when compared to SG&A expenses of $863,556 for the six months ended March 31, 2004. The increase can primarily be attributed to increases in payroll and payroll related expenses. SGA expenses decreased to 35.1% of sales for the three months ended March 31, 2005 compared to 38.3% of sales for the three months ended March 31, 2004 primarily due to the higher sales volume during fiscal 2005 when compared to the same period last year.

  The Company recorded income from operations of $76,670 for the six months ended March 31, 2005 compared to a loss from operations of $218,023 for the six months ended March 31, 2004. The improvement can primarily be attributed to the higher sales volume this year compared to the same period last year.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $162,741 to $980,079 at March 31, 2005 when compared to $817,338 at September 30, 2004. The increase was a result of $165,680 in net cash provided by operating activities, $11,508 in net cash used in investing activities and $8,569 in net cash provided by financing activities.

  The positive cash flow from operations was due primarily to income before depreciation and amortization.

  The increase in accounts payable of $48,107 at March 31, 2005, when compared to September 30, 2004, can be attributed to an increase in purchases during the month ended March 31, 2005 primarily due to customer scheduled delivery dates.

  The decrease of $45,533 in customer deposits at March 31, 2005, when compared to September 30, 2004, can primarily be attributed to the shipment of NSI's sales order backlog of September 30, 2004 during the six months ended March 31, 2005.

  Cash used in investing activities during the six months ended March 31, 2005 consisted of funds provided by the sale of investments of $14,501 and funds used for capital expenditures of $26,009.

  Cash provided by financing activities during the six months ended March 31, 2005 consisted of funds provided by stock options exercised of $9,484 and funds used for the purchase of treasury stock of $915.

  At March 31, 2005, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


Off-Balance Sheet Arrangements

   At March 31, 2005 and 2004, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


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

RECENT PRONOUNCEMENTS
----------------------

     In November 2004, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. Statement 151 amends the guidance in Chapter 4, "Inventory Pricing" of ARB No. 43 and clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current-period charges. Statement 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Statement 151 is effective for the Company's 2006 fiscal year and is not expected to have a material impact on the Company's financial statements.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three and six months ended March 31, 2005. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 5, 2005 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

         The following matter was submitted to the vote of shareholders:

         Proposal 1. The election of four directors to hold office until the Annual Meeting of the Shareholders at which their term expires or until their successors have been duly elected.

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

      DIRECTORS               VOTES FOR        AUTHORITY
                                               WITHHELD

      Carl F. Fahrenkrug      2,369,917        240,409
      Daniel P. Galbally      2,366,861        243,465
      Richard L. Jones        2,360,940        249,386
      Frank S. Markovich      2,376,490        233,836

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


                               MICROWAVE FILTER COMPANY, INC.


May 12, 2005                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 12, 2005                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer