Form 10-Q
period 2005-06-30
MICROWAVE FILTER CO INC /NY/
filed 2005-08-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2005

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

    Common Stock, $.10 Par Value -    2,909,463 shares as of June
30, 2005.

                     PART I. - FINANCIAL INFORMATION


                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               JUNE 30, 2005         SEPTEMBER 30, 2004
                                (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $ 1,170                $   817
Investments                             832                    851
Accounts receivable-trade, net of
 allowance for doubtful accounts of
 $16 and $25                            452                    454
Inventories                             610                    638
Prepaid expenses and other
 current assets                          64                     68
                                    -------                -------

Total current assets                  3,128                  2,828

Property, plant and equipment, net
 of accumulated depreciation of
 $5,944 and $5,796                      703                    799
                                    -------                -------

Total assets                        $ 3,831                $ 3,627
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   139                $   180
Customer deposits                        23                     67
Accrued federal and state
 incomes taxes                           38                      0
Accrued payroll and related
 expenses                                61                     82
Accrued compensated absences            262                    253
Accrued profit sharing                   47                      2
Other current liabilities                34                     31
                                    -------                -------

Total current liabilities               604                    615

                                    -------                -------

Total liabilities                       604                    615
                                    -------                -------


Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,240
Retained earnings                     1,054                    846
                                    -------                -------
                                      4,735                  4,518
Common stock in treasury,
 at cost                             (1,508)                (1,506)
                                    -------                -------

Total stockholders' equity            3,227                  3,012
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,831                $ 3,627
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS
                      ENDED JUNE 30, 2005 AND 2004
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                   June 30
                                2005          2004         2005         2004

Net sales                      $1,547        $1,374       $4,140       $3,630

Cost of goods sold                903           875        2,508        2,485
                               ------        ------       ------       ------
Gross profit                      644           499        1,632        1,145

Selling, general and
 administrative expenses          505           426        1,416        1,290
                               ------        ------       ------       ------
Income (loss) from
  operations                      139            73          216         (145)

Other income (net),
  principally interest             12             4           30           12
                               ------        ------       ------       ------

Income (loss) before
  income taxes                    151            77          246         (133)

Provision for income
  taxes                            30            27           38          109
                               ------        ------       ------       ------

NET INCOME (LOSS)                $121           $50         $208        ($242)
                               ======        ======       ======       ======
Per share data:

Basic earnings (loss)
   per share                    $0.04         $0.02        $0.07       ($0.08)
                               ======        ======       ======       ======
Diluted earnings (loss)
   per share                    $0.04         $0.02        $0.07       ($0.08)
                               ======        ======       ======       ======
Shares used in computing
   net earnings (loss) per share:
   Basic                        2,910         2,905        2,908        2,905
   Diluted                      3,048         2,905        3,050        2,916


See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                           JUNE 30, 2005 AND 2004
                                 (Unaudited)

(Amounts in thousands)


                                Three months ended      Nine months ended
                                      June 30               June 30
                                  2005       2004        2005       2004

Cash flows from operating
 activities:

Net income (loss)                $ 121      $  50       $ 208      ($ 242)

Adjustments to reconcile
 net income (loss) to net
 cash used in operating
 activities:
Depreciation and amortization       50         55         148         166
Deferred tax assets                  0          0           0         246

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable                 18       (101)          2        (128)
Federal and state income
 tax recoverable                     0        141           0           3
Inventories                         41         45          29         140
Prepaid expenses & other
 assets                             15         28           3          23
Increase (decrease) in:
Accounts payable & accrued
 expenses                          (65)       (21)         (6)         15
Customer deposits                    2         49         (44)        (93)
Federal and state income tax
 taxes payable                      31          0          38           0
                                 -----      -----       -----       -----
Net cash provided by
 operating activities              213        246         378         130
                                 -----      -----       -----       -----

Cash flows from investing
activities:
Investments                          4          5          19          20
Capital expenditures               (26)        (9)        (52)        (38)
                                 -----      -----       -----       -----
Net cash used in
 investing activities              (22)        (4)        (33)        (18)
                                 -----      -----       -----       -----




Cash flows from financing
activities:
Stock options exercised              0          0           9           0
Purchase of treasury stock          (1)         0          (2)          0
                                 -----      -----       -----       -----
Net cash (used in) provided
 by financing activities            (1)         0           7           0
                                 -----      -----       -----       -----

Increase in cash and
 cash equivalents                  190        242         352         112

Cash and cash equivalents
 at beginning of period            980        517         818         647
                                 -----      -----       -----       -----

Cash and cash equivalents
 at end of period               $1,170     $  759      $1,170      $  759
                                 =====      =====       =====       =====




See Accompanying Notes to Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2005


Note 1. Summary of Significant Accounting Policies
  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Operating results for the nine month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2004.



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

 Information by segment is as follows:
                               Three months ended   Nine months ended
 (thousands of dollars)             June 30,             June 30,
                                 2005      2004       2005      2004

Net Sales (Unaffiliated):
   MFC                          $1,542    $1,349     $3,957    $3,405
   NSI                               5        25        183       225
                                ------    ------     ------    ------
   Total                        $1,547    $1,374     $4,140    $3,630
                                ======    ======     ======    ======

Operating profit (loss): (a)
   MFC                           $152        $88       $212      ($79)
   NSI                            (13)       (15)         4       (66)
                                 ----       ----       ----      ----
   Total                         $139        $73       $216     ($145)
                                 ====       ====       ====      ====


Identifiable assets: (b)
   MFC                          $2,589    $2,713     $2,589    $2,713
   NSI                              72       109         72       109
                                ------    ------     ------    ------
   Subtotal                      2,661     2,822      2,661     2,822
   Corporate Assets - Cash
   And Cash Equivalents          1,170       759      1,170       759
                                ------    ------     ------    ------
   Total                        $3,831    $3,581     $3,831    $3,581
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


Note 4. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)              June 30, 2005     September 30, 2004

Raw materials and stock parts              $475                 $428
Work-in-process                              54                  126
Finished goods                               81                   84
                                         ------                 ----
                                           $610                 $638
                                         ======                 ====

  The Company's reserve for obsolescence equaled $386,749 at June 30, 2005 and September 30, 2004.


Note 5. Income Taxes

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. As a result of the Company's losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets during the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company's losses in the most recent three-year period represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

Note 6. Stock Options

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

A summary of all stock option activity and information related to all options outstanding follows:


                                  Nine months ended
                                    June 30, 2005
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

  The Company's inventories are valued at the lower of cost determined on the first-in, first-out method or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

  The Company has a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. As a result of the Company's losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets during the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company's losses in the most recent three-year period represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2005 vs. THREE MONTHS ENDED JUNE 30, 2004

  Net sales for the three months ended June 30, 2005 equaled $1,547,158, an increase of $173,184 or 12.6% when compared to net sales of $1,373,974 for the three months ended June 30, 2004.

  MFC sales for the three months ended June 30, 2005 equaled $1,542,113, an increase of $193,153 or 14.3% when compared to sales of $1,348,960 for the three months ended June 30, 2004. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's Cable TV products. Cable TV product sales for the three months ended June 30, 2005 equaled $807,740, an increase of $249,095 or 44.4%, when compared to Cable TV product sales of $558,645 for the three months ended June 30, 2004. The increase can be attributed to increased demand and the shipment of one order totaling approximately $200,000 during the quarter ended June 30, 2005.

  MFC's RF/Microwave product sales for the three months ended June 30, 2005 equaled $423,435, an increase of $58,528 or 16%, when compared to RF/Microwave product sales of $364,907 for the three months ended June 30, 2004. The company's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  Both MFC's Satellite product sales and Broadcast TV product sales decreased during the three months ended June 30, 2005 when compared to the same period last year. Satellite product sales were down $81,085 and Broadcast TV product sales were down $33,385 due primarily to a decrease in demand when compared to the same period last year.

  MFC's sales order backlog equaled $455,142 at June 30, 2005 compared to sales order backlog of $756,310 at March 31, 2005, $472,331 at December 31, 2004 and $661,109 at September 30, 2004. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 88% of MFC's sales order backlog at June 30, 2005 is scheduled to ship by September 30, 2005.

  NSI sales for the three months ended June 30, 2005 equaled $5,045, a decrease of $19,969 when compared to sales of $25,014 for the three months ended June 30, 2004. Sales of NSI related equipment, on a quarter to quarter basis, can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. NSI's sales order levels have been impacted negatively by the sluggish economy and reduced capital spending. NSI has also been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. At June 30, 2005, NSI's backlog of orders equaled $0.

  Gross profit for the three months ended June 30, 2005 equaled $644,498, an increase of $145,029 or 29%, when compared to gross profit of $499,469 for the three months ended June 30, 2004. As a percentage of sales, gross profit increased to 41.7% for the three months ended June 30, 2005 compared to 36.4% for the three months ended June 30, 2004. The increases in gross profit can primarily be attributed to the increased sales volume and a favorable product sales mix this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2005 equaled $505,156, an increase of $78,509 or 18.4%, when compared to SG&A expenses of $426,647 for the three months ended June 30, 2004. The increase can primarily be attributed to an increase in payroll and payroll related expenses. As a percentage of sales, SG&A expenses equaled 32.7% for the three months ended June 30, 2005 compared to 31.1% of sales for the three months ended June 30, 2004.

  The Company recorded income from operations of $139,342 for the third quarter ended June 30, 2005 compared to income from operations of $72,822 for the three months ended June 30, 2004. The improvement can primarily be attributed to the higher sales volume and improved gross margins this year when compared to the same period last year.

  On an industry segment basis, MFC recorded income from operations of $152,522 for the three months ended June 30, 2005 compared to income from operations of $87,640 for the three months ended June 30, 2004. MFC's improvement can primarily be attributed to the higher sales volume and improved gross margins this year when compared to the same period last year. NSI recorded a loss from operations of $13,180 for the three months ended June 30, 2005 compared to a loss from operations of $14,818 for the three months ended June 30, 2004.

  The Company recorded a provision for income taxes of $30,273, an effective rate of 20%, for the three months ended June 30, 2005 compared to a provision for income taxes of $26,537, an effective rate of 34.5%, for the three months ended June 30, 2004.

NINE MONTHS ENDED JUNE 30, 2005 vs. NINE MONTHS ENDED JUNE 30, 2004

  Net sales for the nine months ended June 30, 2005 equaled $4,139,632, an increase of $509,882, or 14% when compared to net sales of $3,629,750 for the nine months ended June 30, 2004.

  MFC sales for the nine months ended June 30, 2005 equaled $3,956,968, an increase of $552,192, or 16.2% when compared to sales of $3,404,776 for the nine months ended June 30, 2004. The increase in MFC sales can primarily be attributed to an increase in the sales of the company's Cable TV and RF/Microwave product sales when compared to last year.

  For the nine months ended June 30, 2005, MFC's Cable TV product sales equaled $1,894,255, an increase of $328,600 or 20.9%, when compared to Cable TV product sales of $1,565,655 for the nine months ended June 30, 2004. For the nine months ended June 30, 2005, MFC's RF/Microwave product sales equaled $1,197,319, an increase of $294,813 or 32.6%, when compared to RF/Microwave product sales of $902,505 ffor the none months ended June 30, 2004.

  NSI sales for the nine months ended June 30, 2005 equaled $182,664, a decrease of $42,310 or 18.8% when compared to sales of $224,974 for the nine months ended June 30, 2004.

  Gross profit for the nine months ended June 30, 2005 equaled $1,631,586 an increase of $486,584, or 42.5%, when compared to gross profit of $1,145,002 for the nine months ended June 30, 2004. As a percentage of sales, gross profit increased to 39.4% for the nine months ended June 30, 2005 compared to 31.5% for the nine months ended June 30, 2004. The increases in gross profit can primarily be attributed to the higher sales volume and a favorable product sales mix.

  SG&A expenses for the nine months ended June 30, 2005 equaled $1,415,574 an increase of $125,371 or 9.7%, when compared to SG&A expenses of $1,290,203 for the nine months ended June 30, 2004. The increase can primarily be attributed to increases in payroll and payroll related expenses. As a percentage of sales, SGA expenses equaled 34.2% for the nine months ended June 30, 2005 compared to 35.5% of sales for the nine months ended June 30, 2004.

  The Company recorded income from operations of $216,012 for the nine months ended June 30, 2005 compared to a loss from operations of $145,201 for the nine months ended June 30, 2004. The improvement can primarily be attributed to the higher sales volume and improved gross margins this year when compared to the same period last year.

 The Company recorded a provision for income taxes of $37,537, an effective rate of 15.3% attributable to being subject to Federal alternative minimum tax, for the nine months ended June 30, 2005 compared to a provision for income taxes of $108,677 for the nine months ended June 30, 2004. Last year, the Company recorded a non-cash charge to establish a valuation allowance of $246,000 against net deferred tax assets during the quarter ended March 31, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS
109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.


LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents increased $352,290 to $1,169,628 at June 30, 2005 when compared to $817,338 at September 30, 2004. The increase was a result of $378,133 in net cash provided by operating activities, $33,182 in net cash used in investing activities and $7,339 in net cash provided by financing activities.
  The positive cash flow from operations was due primarily to income before depreciation and amortization.

  The decrease in accounts payable of $41,654 at June 30, 2005, when compared to September 30, 2004, can be attributed to a decrease in purchases during the month ended June 30, 2005 when compared to the month ended September 30, 2004. The decrease in purchases can be attributed to both the lower sales order backlog at June 30, 2005, when compared to September 30, 2004, and customer scheduled delivery dates.

  The decrease of $43,530 in customer deposits at June 30, 2005, when compared to September 30, 2004, can primarily be attributed to the shipment of NSI's sales order backlog of September 30, 2004 during the nine months ended June 30, 2005.

  Cash used in investing activities during the nine months ended June 30, 2005 consisted of funds provided by the sale of investments of $18,975 and funds used for capital expenditures of $52,157.

  Cash provided by financing activities during the nine months ended June 30, 2005 consisted of funds provided by stock options exercised of $9,484 and funds used for the purchase of treasury stock of $2,145.

  At June 30, 2005, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


Off-Balance Sheet Arrangements

   At June 30, 2005 and 2004, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three and nine months ended June 30, 2005. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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


August 12, 2005                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 12, 2005                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer