Form 10-K
period 2005-09-30
MICROWAVE FILTER CO INC /NY/
filed 2005-12-23
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C 20549

                                   FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_______September 30, 2005_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________to___________________________________

Commission file number__________________0-10976________________________________

______________________Microwave Filter Company, Inc____________________________
           (Exact name of registrant as specified in its charter)

__________New York__________________________16-0928443_________________________
(State or other jurisdiction of incorporation or organization)
                                            (I.R.S. Employer Identification No.)

_____6743 Kinne Street,  East Syracuse, NY________13057________________________
(Address of principal executive offices)          (Zip code)

Registrant's telephone number including area code____(315) 438-4700_____________

Securities registered pursuant to Section 12(b) of the Act:_____None____________

Securities registered pursuant to Section 12(g) of the Act:

____________________Common stock, par value $.10 per share_________________
                              Title of class

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ______     NO ___X___

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ______     NO ___X___

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

YES ____  NO__X__

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2005, was approximately $4,289,340.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2005:   2,909,141

  Documents incorporated by reference: None.

                           PART I


ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2005 Annual Report and Form 10-K for the fiscal year ended September 30, 2005 and other Securities and Exchange Commission filings. Forward-looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


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

  The CATV marketplace is changing due to the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - April 7, 2009. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels. MFC has developed and is supplying filters for digital television; however, the demand for these filters is unknown at this time.

  Broadcast - Several areas of broadcast are served by Microwave Filter Company with the most active being in the MDS/MMDS and UHF bands.

  Formally used for Wireless Cable, the MDS/MMDS bands are now becoming popular for use by Internet Service Providers (ISP). Wireless Cable was a video delivery service that attempted to compete with cable television with limited success. This service delivered programming over-the-air using microwave frequencies. Television programming is received via a small rooftop antenna. The signals are then down converted for reception by the television set. At the home, the equipment looks the same as that supplied by a cable television company with the exception of the rooftop antenna. Currently the trend is to use the same concept to provide internet service to the home (receive only).

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

BACKLOG
-------

  At September 30, 2005, the Company's total backlog of orders, which represents firm orders from customers, was $692,595 compared to $805,244 at September 30, 2004. At September 30, 2005, MFC's backlog of orders was $692,595 compared to $661,109 at September 30, 2004. At September 30, 2005, NSI's backlog of orders was $0 compared to $144,135 at September 30, 2004. The total Company backlog at September 30, 2005 is scheduled to ship during fiscal 2006. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2005, the Company employed 56 full-time employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $373,080, $312,189 and $349,203 for the fiscal years 2005, 2004 and 2003, respectively. Research and development costs are charged to operations as incurred.

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


Fiscal 2005                        High      Low

Oct. 1, 2004 to Dec. 31, 2004   $  2.47   $  1.10
Jan. 1, 2005 to Mar. 31, 2005      3.30      1.31
Apr. 1, 2005 to June 30, 2005      2.24      1.21
July 1, 2005 to Sept. 30, 2005     2.05      1.33


Fiscal 2004                        High      Low

Oct. 1, 2003 to Dec. 31, 2003   $  1.36   $  1.04
Jan. 1, 2004 to Mar. 31, 2004      5.75      1.10
Apr. 1, 2004 to June 30, 2004      3.65      1.34
July 1, 2004 to Sept. 30, 2004     1.96      1.13


  The Company had approximately 650 holders of record of its common stock at September 30, 2005.

  On November 9, 2005, the Board of Directors declared a ten cents per share cash dividend to shareholders of record on December 9, 2005 to be distributed on January 9, 2006.

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

  Additional information regarding our stock option plan and plan activity for 2005 is provided in our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 9 - Stock options."



ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplemental Data."



Five Year Summary of Financial Data


                                                           September 30
                                     2005         2004         2003          2002         2001
Net Sales                        $ 5,533,398  $ 4,876,219  $ 5,059,520   $ 7,251,732   $ 6,848,191
Net Income (Loss)                $   312,211  $  (176,317) $  (282,400)  $   434,287   $   128,752
Total Assets                     $ 3,983,652  $ 3,626,605  $ 3,901,545   $ 4,865,885   $ 4,270,151
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Basic Earnings (Loss)
 Per Share                       $       .11  $      (.06) $      (.10)  $       .15   $       .04
Diluted Earnings (Loss)
 Per Share                       $       .10  $      (.06) $      (.10)  $       .15   $       .04
Shares Used In Computing Net
 (Loss) Earnings Per Share:
 Basic                             2,908,503    2,904,669    2,904,781     2,904,781     2,946,284
 Diluted                           3,049,115    2,946,482    2,904,781     2,904,781     2,946,284
Cash ($) Dividends Paid Per
   Share                         $       .00  $       .00  $       .10   $       .07   $       .03



Net income (loss) as a percentage of:   2005         2004         2003         2002          2001
Net Sales..........................     5.6%        (3.6%)       (5.6%)        6.0%          1.9%
Assets   ..........................     7.8%        (4.9%)       (7.2%)        8.9%          3.0%
Equity.............................     9.4%        (5.9%)       (8.9%)       11.5%          3.6%


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


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2005.


Product group (in thousands)  Fiscal 2005    Fiscal 2004   Fiscal 2003

Niagara Scientific              $  188         $  231        $  704
Microwave Filter:
  Cable TV                       2,598          2,179         2,207
  Satellite                      1,020          1,082           931
  RF/Microwave                   1,561          1,149         1,015
  Broadcast TV                     166            235           202
                                ------         ------        ------
    Total                       $5,533         $4,876        $5,059
                                ======         ======        ======
Sales backlog at 9/30           $  693         $  805        $  453
                                ======         ======        ======

Fiscal 2005 compared to fiscal 2004

  Consolidated net sales for the fiscal year ended September 30, 2005 equaled $5,533,398, an increase of $657,179 or 13.5% when compared to consolidated net sales of $4,876,219 during the fiscal year ended September 30, 2004.

  Microwave Filter Company, Inc. (MFC) sales increased $700,073 or 15.1% to $5,345,429 during the fiscal year ended September 30, 2005 when compared to sales of $4,645,356 during the fiscal year ended September 30, 2004.

  The increase in MFC sales can primarily be attributed to an increase in the sales of the Company's standard Cable TV product sales and an increase in the sales of the Company's RF/Microwave product sales when compared to last year.

  MFC's Cable TV product sales increased $418,976 or 19.2% to $2,597,756 during the fiscal year ended September 30, 2005 when compared to Cable TV product sales of $2,178,780 during the fiscal year ended September 30, 2004. The increase in sales can be attributed to the improved economy mitigating any drop off in demand due to the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - April 7, 2009. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels. MFC has developed and is supplying filters for digital television; however, the demand for these filters is unknown at this time.

  MFC's RF/Microwave product sales increased $412,951 or 35.9% to $1,561,641 during the fiscal year ended September 30, 2005 when compared to sales of $1,148,690 during the fiscal year ended September 30, 2004. These products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales decreased $61,940 or 5.7% to $1,020,446 during the fiscal year ended September 30, 2005 when compared to $1,082,386 during the fiscal year ended September 30, 2004. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Despite the slight decrease in sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's BTV/Wireless cable sales decreased $69,914 or 29.7% to $165,586 for the fiscal year ended September 30,2005 when compared to sales of $235,500 for the fiscal year ended September 30, 2004 primarily due to a decrease in demand for UHF Broadcast products.

  Niagara Scientific, Inc. (NSI) sales decreased $42,894 or 18.6% to $187,969 for the fiscal year ended September 30, 2005 when compared to sales of $230,863 for the fiscal year ended September 30, 2004. Sales of NSI related equipment can be impacted by the timing of the shipment of the custom designed equipment and the customer's scheduled delivery dates. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. Based on backlog, recent quote activity and the general economic climate, management is expecting little, if any, growth in sales for NSI for fiscal 2006.

  At September 30, 2005, the Company's total backlog of orders, which represents firm orders from customers, equaled $692,595 compared to $805,244 at September 30, 2004. At September 30, 2005, MFC's backlog of orders equaled $692,595 compared to $661,109 at September 30, 2004. At September 30, 2005, NSI's backlog of orders equaled $0 compared to $144,135 at September 30, 2004. The total Company backlog at September 30, 2005 is scheduled to ship during fiscal 2006. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit increased $515,745 or 30.7% to $2,195,187 during the fiscal year ended September 30, 2005 when compared to gross profit of $1,679,442 during the fiscal year ended September 30, 2004. As a percentage of sales, gross profit increased to 39.7% during the fiscal year ended September 30, 2005 compared to 34.4% during the fiscal year ended September 30, 2004. The increases in gross profit can primarily be attributed to the higher sales volume and a favorable product sales mix this year when compared to last year. Typically, CATV products generate a higher gross margin than other product groups and; this year, the increase in the RF/Microwave product sales were from higher margin products.

  Selling, general and administrative (SG&A) expenses increased $167,330 or 9.6% to $1,910,951, or 34.5% of sales, during the fiscal year ended September 30, 2005 when compared to SG&A expenses of $1,743,621, or 35.8% of sales, during the fiscal year ended September 30, 2004. The dollar increase is primarily related to increases in payroll and payroll related expenses.

  Income from operations increased $348,415 to $284,236 during the fiscal year ended September 30, 2005 when compared to a loss from operations of $64,179 during the fiscal year ended September 30, 2004. The improvement can primarily be attributed to the higher sales volume and improved margins this year when compared to last year. MFC's income from operations increased $265,017 to $297,337 for the fiscal year ended September 30, 2005 compared to income from operations of $32,320 for the fiscal year ended September 30, 2004, due primarily to MFC's higher sales volume and improved margins. NSI recorded a loss from operations of $13,101 for the fiscal year ended September 30, 2005 compared to a loss from operations of $96,499 for the fiscal year ended September 30, 2004. NSI's improvement can be attributed to improved margins and planned reductions in SG&A expenses.

  The Company recorded a provision for income taxes of $39,755, or an effective rate of 11.3%, for the fiscal year ended September 30, 2005 which reflects the U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. The Company recorded a provison for income taxes of $145,889 for the fiscal year ended September 30, 2004 due primarily to the Company providing a full valuation allowance on its deferred tax assets.

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

                                          September 30
                                 2005         2004        2003
Cash & cash equivalents       $1,251,594    $817,338    $646,886
Investments                     $822,651    $851,157    $875,671
Working capital               $2,622,768  $2,213,155  $2,203,072
Current ratio                  5.02 to 1   4.60 to 1   4.09 to 1
Long-term debt                   $     0     $     0     $     0


  Cash and cash equivalents increased $434,256 to $1,251,594 at September 30, 2005 when compared to $817,338 at September 30, 2004. The increase was a result of $457,577 in net cash provided by operating activities, $30,394 in net cash used in investing activities and $7,073 in net cash provided by financing activities.

  The positive cash flow from operations was primarily due to income before depreciation.

  The net increase of $41,338 in accounts receivable at September 30, 2005, when compared to September 30, 2004, can primarily be attributed to the increase in shipments during the month ended September 30, 2005 when compared to the month ended September 30, 2004.

  The net decrease of $82,280 in inventories at September 30, 2005, when compared to September 30, 2004, can primarily be attributed to the scheduled delivery of NSI's sales order backlog of September 30, 2004 during the quarter ended December 31, 2004. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $362,139 at September 30, 2005 compared to $386,749 at September 30, 2004. The decrease of $24,610 in inventory reserves at September 30, 2005, when compared to September 30, 2004, can primarily be attributed to the disposal of specific inventory items due to obsolescence. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to their estimated net realizable value.

  The net increase in other current assets of $82,568 at September 30, 2005, when compared to September 30, 2004, can primarily be attributed to an increase in prepaid expenses due primarily to increased costs and the timing of the payments when compared to last year.

  The decrease of $56,808 in customer deposits at September 30, 2005, when compared to September 30, 2004, can primarily be attributed to the shipment of NSI's sales order backlog of September 30, 2004 during the quarter ended December 31, 2004.

  The net increase of $109,083 in other current liabilities at September 30, 2005, when compared to September 30, 2004, can primarily be attributed to the Company's discretionary profit sharing contribution of $62,000 accrued at September 30, 2005 compared to $0 at September 30, 2004 and an increase in accrued sales commissions payable at September 30, 2005 due to the higher commissionable sales during the quarter ended September 30, 2005 when compared to last year.

  Cash used in investing activities during fiscal 2005 consisted of funds provided by the sale of investments of $28,506 and funds used for capital expenditures of $58,900.

  Cash provided by financing activities during fiscal 2005 consisted of funds provided by the exercise of stock options of $9,484 and funds used to purchase treasury stock of $2,411.

  At September 30, 2005, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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

Off-Balance Sheet Arrangements

  At September 30, 2005 and 2004, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

  In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, "Share-Based Payment" (FAS 123R), a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which addresses financial accounting and reporting for costs associated with stock-based compensation. FAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. FAS 123R requires Microwave Filter Company, Inc. to adopt the new accounting provisions beginning in our first quarter of 2006. Under the Modified Prospective Method, we do not anticipate recording any compensation expense at time of adoption since all options granted were fully vested.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2005 Annual Report and Form 10-K for the fiscal year ended September 30, 2005 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2005. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Financial Statement Schedule called for by this item are submitted as a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

1. On January 31, 2005, PricewaterhouseCoopers LLP ("PwC") resigned as the independent registered public accounting firm for Microwave Filter Company, Inc. (the "Company"). The reports of PwC on the Company's financial statements as of and for the years ended September 30, 2004 and 2003 did not contain an adverse opinion, a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended September 30, 2004 and 2003 and through January 31, 2005, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved, to PwC's satisfaction, would have caused them to make reference thereto in their reports on the financial statements for such years.

2. On March 8, 2005, the Audit Committee of the Board of Directors of Microwave Filter Company, Inc. engaged the services of Rotenberg & Co. LLP as its new independent accountants to audit its financial statements for the fiscal year ended September 30, 2005.


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


2. Changes in internal control over financial reporting. During the quarter ended September 30, 2005, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/05   Class


TRUDI B. ARTINI       Mrs. Artini is an independent          32,435       1.1%
(a)(b)(d)             investor in MFC and various other
Age 83                business enterprises in Syracuse,
Director since 1974   New York.

DAVID B. ROBINSON MD  Dr. Robinson is Emeritus Professor     58,571       2.0%
(a)(b)(d)             of Psychiatry at Upstate Medical
Age 81                University, State University of New
Director since 1977   York at Syracuse. He was a faculty
                      member from 1958 until his retirement
                      in 1985 and served as Acting Chairman
                      of the Dept. of Psychiatry for six
                      of those years. He was elected to
                      serve as a Skaneateles Town Councilman
                      from 1990 to 1998. In 1980, he was a
                      founding member of the Skaneateles
                      Festival of Chamber Music.

ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 64                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College. Mr. Andrews was elected
                      Chairman of the Board of Directors
                      of Microwave Filter Company, Inc. on
                      November 17, 2004.

                                                            Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/1/05    Class


CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           72,298       2.5%
(a)                   President and Chief Executive
Age 63                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.

MILO PETERSON         Mr. Peterson has served as             42,250       1.5%
(a)                   Executive Vice President and
Age 65                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 60                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

                                                             Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/05   Class


SIDNEY CHONG          Mr. Chong is a corporate                  335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 64                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

Daniel Galbally       Mr. Galbally is an accountant               0
(b)(c)(d)             for Nucor Steel Auburn, Inc.
Age 58                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.


Richard L. Jones      Mr. Jones was appointed a Director          0
Age 57                of Microwave Filter Company, Inc. on
Director since 2004   September 7, 2004. Mr. Jones has
                      served as a Vice President and the
                      Chief Financial Officer of Microwave
                      Filter Company, Inc. since October 7,
                      1992. He has a Bachelor of Science
                      degree in accounting from Syracuse
                      University.


(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 211,443 shares or approximately 7% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc. has determined that Mr. Chong and Mr. Galbally, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      63      President and Chief Executive Officer

        Richard L. Jones        57      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        65      Vice President and Corporate Secretary

        Paul W. Mears           46      Vice President of Engineering

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2005, 2004 and 2003, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2005    122,687       -
   President and CEO               2004    117,869       -
                                   2003    119,019       -


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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 3% of contributions and 50% of an employee's next 2% of contributions during fiscal 2005. The maximum corporate match was 4% of an employee's compensation during fiscal 2005.

  MFC's contributions to the plans for the years ended September 30, 2005, 2004 and 2003 amounted to $134,126, $67,675 and $80,017, respectively.


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

A summary of all stock option activity and information related to all options outstanding follows:

                                        2005
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     115,000         $1.47     35,000
Granted                  -           -             -          0
Exercised            $1.47       6,452             -          0
Cancelled                -           0         $1.47      5,000
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------

Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------


                                        2004
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year       -           0             -          0
Granted              $1.47     115,000         $1.47     35,000
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------         ------  --------
Exercisable at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------        -------  --------


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


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 1, 2005.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    1. and 2.   Financial Statements and Schedule:

                   Reference is made to the list of Financial Statements and the Financial Statement Schedule submitted as a separate section of this report.

(b)    Reports On Form 8-K:

       None

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

Dated:  December 22, 2005

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

Dated:  December 22, 2005

                          ANNUAL REPORT ON FORM 10-K

                        MICROWAVE FILTER COMPANY, INC.
                               AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                         ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Reports of Independent Registered Public Accounting Firms........36-37
Consolidated Balance Sheets as of September 30, 2005 and 2004....38
Consolidated Statements of Operations for the Years
  Ended September 30, 2005, 2004 and 2003 .......................39
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2005, 2004 and 2003 .......................40
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2005, 2004 and 2003 .......................41
Notes to Consolidated Financial Statements.......................42-53



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003:

II-Valuation and Qualifying Accounts.............................55

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Stockholders
Microwave Filter Company, Inc. and Subsidiary
East Syracuse, New York

  We have audited the accompanying consolidated balance sheet of Microwave Filter Company, Inc. and Subsidiary as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






Rotenberg & Co., LLP
Rochester, New York
  November 18, 2005

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Microwave Filter Company, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and its subsidiaries at September 30, 2004, and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Syracuse, New York
December 10, 2004

                   Microwave Filter Company and Subsidiaries
                          Consolidated Balance Sheets

                                                              September 30
Assets                                                       2005       2004
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $1,251,594  $  817,338
  Investments                                               822,651     851,157
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $16,000 and $25,000                495,182     453,844
  Inventories                                               555,890     638,170
  Prepaid expenses and other current assets                 150,190      67,622
                                                          ---------   ---------
    Total current assets                                  3,275,507   2,828,131

Property, plant and equipment, net                          658,898     798,474

Deferred tax asset - noncurrent                              49,247           0
                                                         ----------  ----------

      Total Assets                                       $3,983,652  $3,626,605
                                                         ==========  ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  190,372  $  180,032
  Customer deposits                                           9,874      66,682
  Accrued federal and state income taxes                     23,099         425
  Accrued payroll and related expenses                       59,432      82,324
  Accrued compensated absences                              227,717     252,351
  Other current liabilities                                 142,245      33,162
                                                          ---------   ---------
    Total current liabilities                               652,739     614,976
                                                          ---------   ---------
    Total liabilities                                       652,739     614,976
                                                          ---------   ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,324,140 in 2005 and 4,317,688 in 2004          432,414     431,769
  Additional paid-in capital                              3,248,706   3,239,867
  Retained earnings                                       1,158,448     846,237

  Common stock in treasury, at cost, 1,414,840
  shares in 2005 and 1,413,260 shares in 2004            (1,508,655) (1,506,244)
                                                          ---------   ---------
    Total stockholders' equity                            3,330,913   3,011,629
                                                          ---------   ---------
    Total Liabilities and Stockholders' Equity           $3,983,652  $3,626,605
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2005             2004            2003
                                       ----             ----            ----

Net sales                           $5,533,398       $4,876,219      $5,059,520

Cost of goods sold                   3,338,211        3,196,777       3,569,354
                                     ---------        ---------       ---------

    Gross profit                     2,195,187        1,679,442       1,490,166

Selling, general
  and administrative expenses        1,910,951        1,743,621       1,962,530
                                     ---------        ---------       ---------

 Income (loss) from operations         284,236          (64,179)       (472,364)


Non-operating Income
    Interest income                     41,862           14,734          24,634
    Miscellaneous                       25,868           19,017           1,402
                                       -------          -------         -------

    Income (loss) before
       income taxes                    351,966          (30,428)       (446,328)


Provision (benefit) for
  income taxes                          39,755          145,889        (163,928)
                                      --------        ---------       ---------

NET INCOME (LOSS)                     $312,211        ($176,317)      ($282,400)
                                      ========        =========       =========

Per share data:
Basic Earnings (Loss) Per
  Common Share                            $.11           ($0.06)         ($0.10)
                                     =========        =========       =========
Diluted Earnings (Loss) per
  Common Share                            $.10           ($0.06)         ($0.10)
                                     =========        =========       =========
Shares used in computing net
  earnings (loss) per common share:
  Basic                              2,908,503        2,904,669       2,904,781
  Diluted                            3,049,115        2,946,482       2,904,781




The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
             For the Years Ended September 30, 2005, 2004 and 2003

             -----------------------------------------------------



                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 2002          4,317,688   $431,769   $3,239,867   $1,595,432 1,412,907 ($1,505,714)   $3,761,354

Net (loss)                                                        (282,400)                           (282,400)
Cash dividend paid
  ($.10 per share)                                                (290,478)                           (290,478)
                            ---------   --------   ----------     --------   -------   ----------    ----------

Balance,
September 30, 2003          4,317,688    431,769    3,239,867    1,022,554 1,412,907  (1,505,714)    3,188,476

Net (loss)                                                        (176,317)                           (176,317)
Purchase of treasury stock                                                       343        (530)         (530)
Donated capital                                                                   10
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2004          4,317,688    431,769    3,239,867      846,237 1,413,260  (1,506,244)    3,011,629

Net income                                                         312,211                             312,211
Stock options exercised         6,452        645        8,839                                            9,484
Purchase of treasury stock                                                     1,580      (2,411)       (2,411)
                           ----------  ---------   ----------   ----------   -------   ----------    ----------
Balance
September 30, 2005          4,324,140   $432,414   $3,248,706   $1,158,448 1,414,840 ($1,508,655)   $3,330,913
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
               Increase (Decrease) in Cash and Cash Equivalents
               ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2005      2004       2003
                                                  ----      ----       ----

Cash flows from operating activities:
       Net (loss) income                       $312,211  ($176,317) ($282,400)

Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
    Depreciation                                198,476    222,799    269,155
    Provision for doubtful accounts              (8,473)   (40,137)    15,675
    Inventory obsolescence provision            (24,610)   (15,225)    56,813
    Deferred income taxes                       (32,395)   246,377    (96,597)
  Changes in assets and liabilities:
    Accounts receivable-trade                   (32,865)   (95,356)    44,610
    Federal and state income taxes               22,673     39,910   (273,331)
    Inventories                                 106,890     84,645    198,764
    Other assets                                (82,568)    25,044     27,913
    Accounts payable and customer deposits      (46,468)   (69,513)    (2,925)
    Accrued payroll, compensated absences and
      related expenses                          (47,526)   (16,695)   (23,849)
    Other current liabilities                    92,232    (12,310)  (100,843)
                                              ---------   --------    -------
    Net cash  provided by (used in)
      operating activities                      457,577    193,222   (167,015)
                                              ---------   --------  ---------
Cash flows from investing activities:
  Investments                                    28,506     24,514    502,094
  Capital expenditures                          (58,900)   (46,754)   (46,911)
                                               --------   --------   --------
    Net cash (used in) provided by
      investing activities                      (30,394)   (22,240)   455,183
                                               --------   --------   --------
Cash flows from financing activities:
  Purchase of treasury stock                     (2,411)      (530)         0
  Stock options exercised                         9,484          0          0
  Cash dividend paid                                  0          0   (290,478)
                                               --------   --------   --------
    Net cash used in financing activities         7,073       (530)  (290,478)
                                               --------   --------   --------
    Net increase (decrease)
        in cash and cash equivalents            434,256    170,452     (2,310)

Cash and cash equivalents at beginning of year  817,338    646,886    649,196
                                               --------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $1,251,594   $817,338   $646,886
                                             ==========   ========   ========




Supplemental disclosures of cash flows:
  Cash paid (refunded) during the year
   for (approximately):
    Interest                                         $0         $0         $0
    Income taxes                                $50,000  ($116,000)  $206,000

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

b.  Basis of Consolidation

  The consolidated financial statements include the accounts of Microwave Filter Company, Inc. (MFC) and its wholly-owned subsidiaries, Niagara Scientific, Inc. (NSI) and Microwave Filter International, LTD. (MFI) (dormant); located in Syracuse, New York. All significant intercompany balances and transactions have been eliminated in consolidation.

c.  Revenue Recognition

  The Company recognizes revenue at the time products are shipped to customers and title and risk of loss have passed to the customer. The Company is not required to install any of its products. Payments received from customers in advance of products shipped are recorded as customer advance payments until earned.

d. Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The carrying value at September 30, 2005 and September 30, 2004 approximates fair value. Substantially all cash balances were invested at one financial institution at September 30, 2005 and 2004.

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

f. Trade Accounts Receivable and Allowance for Doubtful Accounts

  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

g. Inventories and Reserve for Obsolescence

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  The Company records a reserve for obsolete or excess inventory. The Company considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies.

h.  Research and Development

  Costs in connection with research and development, which amount to $373,080, $312,189 and $349,203 for the fiscal years 2005, 2004 and 2003, respectively, are charged to operations as incurred.

i. Property, Plant and Equipment

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

j. Income Taxes

  The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. As a result of the Company's losses, the Company recorded a non-cash charge to establish a valuation allowance of $288,293 against net deferred tax assets for the fiscal year ended September 30, 2004. The charge was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. Evidence, such as operating results during the most recent three-year period, is given more weight when due to our current lack of visibility, there is a greater degree of uncertainty that the level of future profitability needed to record the deferred tax assets will be achieved. The Company's losses for that three-year period represented sufficient negative evidence to require a valuation allowance under the provisions of SFAS 109. The Company will maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

k. Earnings Per Share

  The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. Income used in the EPS calculation is net income for each year.

l. Fair Value of Financial Instruments

  The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

  The Company currently does not trade in or utilize derivative financial instruments.

m. Miscellaneous Non-operating Income

  Miscellaneous non-operating income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

n. Use of Estimates

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

o. Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $7,000, $6,000 and $10,000 for the fiscal years 2005, 2004 and 2003, respectively.

p. Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the years ended September 30, 2005, 2004, and 2003.

q. Stock-Based Compensation

  The Company measures compensation expense for its stock-option based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.


                                          Year ended
                                         September 30
                                       2005         2004
                                     --------     --------
(thousands of dollars, except
 per share data)

Net earnings (loss), as
 reported                            $312         ($176)

Fair value based stock
 compensation cost, net
 of tax                                 0          (156)
                                     ----          ----
Pro forma earnings (loss)            $312         ($332)
                                     ====         =====

Earnings (loss) per share:
   Basic                            $0.11        ($0.06)
   Diluted                          $0.10        ($0.06)

Pro forma earnings (loss) per share:
   Pro forma basic                  $0.11        ($0.11)
   Pro forma diluted                $0.10        ($0.11)

Shares used in computing net (loss)
 earnings per common share
   Basic                            2,909         2,905
   Diluted                          3,049         2,946


  For the fiscal year ended September 30, 2004, the fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

  Expected option life                           5 years
  Risk-free interest rate                          4.24%
  Expected dividend yield                          0.00%
  Expected volatility                            101.00%

2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          2005                 2004
                                          ----                 ----
  Raw materials and stock parts         $448,176             $428,424
  Work-in-process                         42,250              125,811
  Finished goods                          65,464               83,935
                                        --------            ---------
                                        $555,890             $638,170
                                        ========           ==========

  The Company's reserve for obsolescence equaled $362,139 at September 30, 2005 and $386,749 at September 30, 2004.


3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2005                 2004
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,094,390            3,068,237
  Office equipment and fixtures        1,597,618            1,564,871
                                       ---------            ---------
                                       6,653,641            6,594,741
  Less: Accumulated depreciation       5,994,743            5,796,267
                                       ---------            ---------
                                        $658,898             $798,474
                                      ==========           ==========


4. CREDIT FACILITIES

  The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable.


5. PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 3% of contributions and 50% of an employee's next 2% of contributions during fiscal 2005. The maximum corporate match was 4% of an employee's compensation during fiscal 2005.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2005, 2004 and 2003 were $72,126, $67,675 and $80,017, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $62,000, $0 and $0 in 2005, 2004 and 2003, respectively.


6. OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2009. Rental expense under these leases for the years ended September 30, 2005, 2004 and 2003 amounted to $11,180, $11,074 and $13,711, respectively.

 Minimum rental commitments at September 30, 2005 for these leases are:

        Year Ended      Lease
       September 30    Payments
       ------------    --------

           2006          10,754
           2007          10,754
2008 9,194
2009 2,256
                        -------
                        $32,958
                        =======


7. INCOME TAXES

  The provision for income taxes consisted of the following:

                             Year Ended September 30
                           2005        2004        2003
Currently payable:
  Federal                 $71,500   ($100,913)   ($70,831)
  State                       650         425       3,500
Deferred (credit)         (32,395)    246,377     (96,597)
                          -------      -------     -------
                          $39,755    $145,889   ($163,928)
                          =======    ========    ========


A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2005______   ______2004______  ______2003______
                           Amount    %       Amount    %       Amount    %
Statutory tax rate        $119,668  34.0   ($10,346) (34.0%)($151,752) (34.0%)
Surtax exemption
State income tax net of:
 Federal benefit               429   0.1%         0     .0%     2,310    0.5%
Research and experimentation
 tax credits               (26,431) (7.5%)        0     .0%         0     .0%
Valuation allowance              0    .0%   246,377  809.7%         0     .0%
Revision of estimated
 taxes payable                   0    .0%   (92,907)(305.3%)        0     .0%
Federal AMT rate
 differential              (54,255)(15.4%)
Other                          344   0.1%     2,765    9.1%   (14,486)  (3.2%)
                           -------  ----   --------  -----   --------  -----
                           $39,755  11.3%  $145,889  479.5% ($163,928) (36.7%)
                           =======  ====   ========  =====   ========  =====

 The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

                                            2005          2004
                                            ----          ----
  Inventory                              $129,527       $138,235
  Accrued warranty                          4,250          4,250
  Accrued vacation                         64,300         69,564
  Accounts receivable                       5,573          8,453
  Valuation allowance                    (220,502)      (220,502)
                                          -------        -------
  Net deferred tax assets
   (liabilities) - current               ($16,852)            $0
                                         --------        -------

  Accelerated depreciation               ($38,482)      ($66,350)
  Research and experimentation
   tax credit carry forward               116,121         94,400
  AMT credit carry forward                 39,399         39,399
  State net operating loss
   carry forward                                0            342
  Valuation allowance                     (67,791)       (67,791)
                                          -------        -------
  Net deferred tax assets
   (liabilities) - noncurrent             $49,247             $0
                                          -------        -------

  Net deferred tax assets                 $32,395             $0
                                         ========       ========

  As required by Statement of Financial Accounting Standards No. 109, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and experimentation tax credit carry forwards expire in 2024. At September 30, 2005, the Company's federal AMT credit can be carried forward indefinitely.


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

 Information by industry segment is as follows: (thousands of dollars)
                                     2005        2004       2003
Net Sales (Unaffiliated):
  MFC                               $5,345      $4,645     $4,356
  NSI                                  188         231        704
  Total                             $5,533      $4,876     $5,060

Operating Profit (Loss): (a)
  MFC                                 $297         $32      ($268)
  NSI                                  (13)        (96)      (204)
  Total                               $284        ($64)     ($472)

Identifiable Assets: (b)
  MFC                               $2,680      $2,671     $3,033
  NSI                                   52         139        222
  Subtotal                           2,732       2,810      3,255
  Corporate Assets-Cash and
  Cash Equivalents                   1,252         817        647
  Total                             $3,984      $3,627     $3,902

Depreciation Expense:
  MFC                                 $196        $219       $264
  NSI                                    2           4          5
  Total                               $198        $223       $269

Capital Expenditures:
  MFC                                 $ 59        $ 47       $ 47
  NSI                                    0           0          0
  Total                               $ 59        $ 47       $ 47

Significant Export Sales:
  MFC                                 $355        $309       $366

Customers:

  In 2005, sales to one MFC customer totaled approximately $624,000 and exceeded 10% of consolidated net sales.

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

A summary of all stock option activity and information related to all options outstanding follows:


                                        2005
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     115,000         $1.47     35,000
Granted                  -           -             -          0
Exercised            $1.47       6,452             -          0
Cancelled                -           0         $1.47      5,000
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------

Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------




                                        2004
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year       -           0             -          0
Granted              $1.47     115,000         $1.47     35,000
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------         ------  --------

Exercisable at
  end of year        $1.47     115,000         $1.47     35,000
                     ------   --------         ------  --------


10. Stock Based Compensation

  The Company measures compensation expense for its stock-option based employee compensation plans using the intrinsic value method. The following table sets forth the pro forma effect of these plans as if the fair value-based method had been used to measure compensation expense.

                                          Year ended
                                         September 30
                                       2005         2004
                                     --------     --------
(thousands of dollars, except
 per share data)

Net earnings (loss), as
 reported                            $312         ($176)

Fair value based stock
 compensation cost, net
 of tax                                 0          (156)
                                     ----         -----
Pro forma earnings (loss)            $312         ($332)
                                     ====         =====

Earnings (loss) per share:
   Basic                             $0.11       ($0.06)
   Diluted                           $0.10       ($0.06)

Pro forma earnings (loss) per share:
   Pro forma basic                   $0.11       ($0.11)
   Pro forma diluted                 $0.10       ($0.11)

Shares used in computing net (loss)
 earnings per common share
   Basic                             2,909        2,905
   Diluted                           3,049        2,946


  For the fiscal year ended September 30, 2004 the fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions:

  Expected option life                           5 years
  Risk-free interest rate                          4.24%
  Expected dividend yield                          0.00%
  Expected volatility                            101.00%


11. LEGAL MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.

12. SUBSEQUENT EVENTS

  On November 9, 2005, the Board of Directors of Microwave Filter Company, Inc. declared a ten cents per share cash dividend to shareholders of record on December 9, 2005 to be distributed on January 9, 2006.


13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2005 and 2004:

                                        2005 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,180,694    $1,411,780    $1,547,158    $1,393,766

Cost of sales          $  758,657    $  846,729    $  902,660    $  830,165

Net (loss) income      $   (5,288)   $   92,220    $  121,089    $  104,190

(Loss) earnings
 per common share:     $     (.00)   $      .03    $      .04    $      .04


                                        2004 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31       March 31      June 30      Sept. 30
                       ------------  ------------  ------------  -----------
Net sales              $1,233,280    $1,022,496    $1,373,974    $1,246,469

Cost of sales          $  888,705    $  721,538    $  874,505    $  712,029

Net (loss) income      $  (44,550)   $ (247,618)   $   50,381    $   65,470

(Loss) earnings
 per common share:     $     (.02)   $     (.09)   $      .02    $      .02


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

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2005, 2004 and 2003





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2005
Allowance for doubtful accounts                 $24,863                                         $8,473      $16,390
Inventory valuation reserves                    386,749                                         24,610      362,139
                                               --------             -------       ------       -------     --------
                                               $411,612                  $0           $0       $33,083     $378,529
                                               ========             =======       ======       =======     ========


Year ended September 30, 2004
Allowance for doubtful accounts                 $65,000                                        $40,137      $24,863
Inventory valuation reserves                    401,974                                         15,225      386,749
                                               --------             -------       ------       -------     --------
                                               $466,974                  $0           $0       $55,362     $411,612
                                               ========             =======       ======       =======     ========


Year ended September 30, 2003
Allowance for doubtful accounts                 $49,325             $15,675                                 $65,000
Inventory valuation reserves                    345,161              56,813                                 401,974
                                               --------             -------       ------       -------     --------
                                               $394,486             $72,488           $0            $0     $466,974
                                               ========             =======       ======       =======     ========

55