Form 10-Q
period 2005-12-31
MICROWAVE FILTER CO INC /NY/
filed 2006-02-13
CIK 716688

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2005


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

       Common Stock, $.10 Par Value -    2,909,141 shares
            as of December 31, 2005.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                            December 31, 2005      September 30, 2005
                               (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,210                $ 1,252
Investments                             818                    823
Accounts receivable-trade, net          303                    495
Federal and state income tax
 recoverable                             17                      0
Inventories                             618                    556
Prepaid expenses and other
 current assets                         138                    150
                                    --------               -------

Total current assets                  3,104                  3,276

Property, plant and equipment, net      631                    659

Deferred tax asset - noncurrent          49                     49
                                    -------                -------

Total assets                        $ 3,784                $ 3,984
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   211                $   190
Customer deposits                        22                     10
Accrued federal and state
 income taxes                             0                     23
Accrued payroll and related
 expenses                                59                     60
Accrued compensated absences            235                    228
Cash dividend payable                   291                      0
Other current liabilities                48                    142
                                    -------                -------

Total current liabilities               866                    653
                                    -------                -------

Total liabilities                       866                    653
                                    -------                -------




Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       746                  1,159
                                    -------                -------

                                      4,427                  4,840
Common stock in treasury,
 at cost                             (1,509)                (1,509)
                                    -------                -------

Total stockholders' equity            2,918                  3,331
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,784                $ 3,984
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS
                    ENDED DECEMBER 31, 2005 AND 2004
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2005          2004


Net sales                      $1,080        $1,181

Cost of goods sold                720           759
                               ------        ------
Gross profit                      360           422

Selling, general and
 administrative expenses          501           436
                               ------        ------
Loss from operations             (141)          (14)

Other income (net),
  principally interest             20             9
                               ------        ------

Loss before income
  taxes                          (121)           (5)


Provision (benefit) for
  income taxes                      0             0
                               ------        ------

NET LOSS                        ($121)          ($5)
                               ======        ======
Per share data:

Basic earnings (loss)
   per share                   ($0.04)       ($0.00)
                               ======        ======
Diluted earnings (loss)
   per share                   ($0.04)       ($0.00)
                               ======        ======
Shares used in computing
   net earnings (loss) per share:
   Basic                        2,909         2,904
   Diluted                      3,048         3,053

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 2005 AND 2004
                                   (Unaudited)

(Amounts in thousands)

                                Three months ended
                                   December 31
                                2005          2004

Cash flows from operating
 activities:
Net loss                     $ (121)        $   (5)

Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:

Depreciation and amortization    39             49

Change in assets and liabilities:
Accounts receivable - trade     192            119
Federal and state income
 taxes                          (40)             0
Inventories                     (62)            31
Prepaid expenses and other
 assets                          12             (5)
Accounts payable and accrued
 expenses                       (68)           (92)
Customer deposits                12            (50)
                             ------         ------

Net cash (used in) provided
 by operating activities        (36)            47
                             ------         ------

Cash flows from (used in)
 investing activities:

Investments                       5              4
Capital expenditures            (11)            (9)
                             ------         ------

Net cash used in
 investing activities            (6)            (5)
                             ------         ------

Cash flows from
 financing activities             0              0
                             ------         ------

Net (decrease) increase in
 cash and cash equivalents      (42)            42


Cash and cash equivalents
 at beginning of period       1,252            817
                             ------         ------

Cash and cash equivalents
 at end of period            $1,210         $  859
                             ======         ======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005


Note 1. Summary of Significant Accounting Policies
  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2005.


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

Information by segment is as follows:
                               Three months ended
 (thousands of dollars)           December 31
                                 2005      2004

Net Sales (Unaffiliated):
   MFC                          $1,078    $1,023
   NSI                               2       158
                                ------    ------
   Total                        $1,080    $1,181
                                ======    ======

Operating (loss) income: (a)
   MFC                           ($129)     ($46)
   NSI                             (12)       32
                                ------    ------
   Total                         ($141)     ($14)
                                ======    ======


Identifiable assets: (b)
   MFC                          $2,528    $2,543
   NSI                              46        78
                                ------    ------
   Subtotal                      2,574     2,621
   Corporate Assets - Cash
   And Cash Equivalents          1,210       859
                                ------    ------
   Total                        $3,784    $3,480
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

Note 3. Cash Dividend

 On November 9, 2005, the Board of Directors of Microwave Filter Company, Inc. declared a ten cents per share cash dividend to shareholders of record on December 9, 2005 to be distributed on January 9, 2006. The cash dividend totaled $290,914.


Note 4. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2005     September 30, 2005

Raw materials and stock parts              $498                 $448
Work-in-process                              47                   42
Finished goods                               73                   66
                                           ----                 ----
                                           $618                 $556
                                           ====                 ====

 The Company's reserve for obsolescence equaled $362,139 at December 31, 2005 and September 30, 2005.


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

A summary of all stock option activity and information related to all options outstanding follows:


                                   Three months ended
                                   December 31, 2005
                                   ------------------
                            ISOs                     NQSOs
                          --------                  --------
                       Exercise   Shares         Exercise   Shares
                        Price                     Price
                       --------  --------        --------  --------
Outstanding at
 beginning of period   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled                -           0             -          0
                       ------   --------         ------  --------
Outstanding at
  end of period        $1.47     108,548         $1.47     30,000
                       ------   --------         ------  --------
Exercisable at
  end of period        $1.47     108,548         $1.47     30,000
                       ------   --------        -------  --------


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



Critical Accounting Policies


  The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2005 vs. THREE MONTHS ENDED DECEMBER 31, 2004.

  Net sales for the three months ended December 31, 2005 equaled $1,080,836, a decrease of $99,858 or 8.5% when compared to net sales of $1,180,694 for the three months ended December 31, 2004.

  MFC sales for the three months ended December 31, 2005 equaled $1,078,704, an increase of $55,486 or 5.4%, when compared to sales of $1,023,218 for the three months ended December 31, 2004. The increase in MFC sales can primarily be attributed to an increase in the sales of the Company's RF/Microwave products during the quarter. MFC's RF/Microwave product sales for the three months ended December 31, 2005 equaled $406,532, an increase of $203,084 or 99.8%, when compared to RF/Microwave product sales of $203,448 for the three months ended December 31, 2004. These products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company is concentrating its product development efforts in this area as part of a concentrated effort to provide substantial long-term growth. A significant portion of the increase were sales to the U.S. Government which equaled $179,738 during the three months ended December 31, 2005 compared to $3,250 during the same period last year.

  MFC's Cable TV product sales for the three months ended December 31, 2005 equaled $386,207, a decrease of $143,315 or 27.1%, when compared to sales of $529,522 during the same period last year. Management attributes the decrease in the Cable TV product sales to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's Satellite product sales for the three months ended December 31, 2005 equaled $250,269, an increase of $48,160 or 23.8%, when compared to sales of $202,109 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.

  MFC's BTV/Wireless Cable product sales for the three months ended December 31, 2005 equaled $35,696, a decrease of $52,443 or 59.5%, when compared to sales of $88,139 during the same period last year primarily due to a decrease in demand for UHF Broadcast products.

  MFC's sales order backlog equaled $700,835 at December 31, 2005 compared to sales order backlog of $692,595 at September 30, 2005 and $472,331 at December 31, 2004. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total MFC sales order backlog at December 31, 2005 is scheduled to ship by September 30, 2006.

  NSI sales for the three months ended December 31, 2005 equaled $2,132, a decrease of $155,344 or 98.6%, when compared to sales of $157,476 for the three months ended December 31, 2004. NSI sales consisted primarily of spare part orders during this quarter. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. At December 31, 2005, NSI's sales order backlog equaled $0.

  The Company recorded a net loss of $121,407, or a loss of $.04 per share, for the three months ended December 31, 2005 compared to a net loss of $5,288, or a loss of $.00 per share, for the three months ended December 31, 2004. The decrease can primarily be attributed to lower gross profit and higher selling, general and administrative expenses this year when compared to the same period last year.

  Gross profit for the three months ended December 31, 2005 equaled $360,341, a decrease of $61,696 or 14.6%, when compared to gross profit of $422,037 for the three months ended December 31, 2004. As a percentage of sales, gross profit equaled 33.3% for the three months ended December 31, 2005 compared to 35.7% for the three months ended December 31, 2004. The decrease in gross profit can primarily be attributed to the lower sales volume and product sales mix. The Company's Cable TV product sales, which typically generate a higher margin than other product groups, decreased $143,315 or 27% this quarter when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2005 equaled $501,182, an increase of $65,081 or 14.9%, when compared to SG&A expenses of $436,101 for the three months ended December 31, 2004. The increase can primarily be attributed to higher payroll and payroll related expenses due to additional hires and higher sales commissions due to the increase in the RF/Microwave product sales. As a percentage of sales, SGA expenses equaled 46.4% for the three months ended December 31, 2005 compared to 36.9% for the three months ended December 31, 2004.

  Other income is primarily interest income earned on invested cash balances. Other income equaled $19,434 for the three months ended December 31, 2005 compared to $8,776 for the three months ended December 31, 2004. The increase can primarily be attributed to the rise in interest rates.

  The provision (benefit) for income taxes equaled $0 for both the three months ended December 31, 2005 and 2004. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

   At December 31, 2005 and 2004, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

  Cash and cash equivalents decreased $41,327 to $1,210,267 at December 31,2005 when compared to cash and cash equivalents of $1,251,594 at September 30, 2005. The decrease was a result of $34,650 in net cash used in operating activities, $6,472 in net cash used in investing activities and $205 used to purchase treasury stock.

  The decrease of $192,205 in accounts receivable at December 31, 2005, when compared to September 30, 2005, can primarily be attributable to the decrease in shipments during the quarter ended December 31, 2005 when compared to the quarter ended September 30, 2005.

  The increase of $62,005 in inventories at December 31, 2005, when compared to September 30, 2005, can primarily be attributable to an increase in purchases during the quarter ended December 31, 2005 when compared to the quarter ended September 30, 2005 and the lower than expected sales levels this quarter when compared to the quarter ended September 30, 2005.

  The increase of $21,052 in accounts payable at December 31, 2005, when compared to September 30, 2005, can primarily be attributed to the increase in purchases during the quarter ended December 31, 2005 when compared to the quarter ended September 30, 2005.

  Cash used in investing activities during the three months ended December 31, 2005 consisted of funds provided by the sale of investments of $4,458 and funds used for capital expenditures of $10,930.

  On November 9, 2005, the Board of Directors declared a ten cents per share cash dividend to shareholders of record on December 9, 2005 to be distributed on January 9, 2006. The cash dividend totaled $290,914 and will be met by existing cash balances.

  At December 31, 2005, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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


RECENT PRONOUNCEMENTS
----------------------

  In May 2005, the FASB published Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 (the Company's fiscal 2007). Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005 (the Company's fiscal 2006).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2005. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.



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


                               MICROWAVE FILTER COMPANY, INC.


February 13, 2006                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 13, 2006                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer