Form 10-Q
period 2006-03-31
MICROWAVE FILTER CO INC /NY/
filed 2006-05-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2006


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

YES ( X )          NO (   )

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer (  ) Accelerated Filer (  ) Non-Accelerated Filer ( X )

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES (   )          NO ( X )

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

       Common Stock, $.10 Par Value -    2,902,352 shares as of March 31, 2006.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               March 31, 2006       September 30, 2005
                                (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   758                $ 1,252
Investments                             813                    823
Accounts receivable-trade, net          477                    495
Federal and state income tax
 recoverable                             33                      0
Inventories                             589                    556
Prepaid expenses and other
 current assets                         114                    150
                                    -------                -------

Total current assets                  2,784                  3,276

Property, plant and equipment, net      618                    659

Deferred tax asset - noncurrent          49                     49
                                    -------                -------

Total assets                        $ 3,451                $ 3,984
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   167                $   190
Customer deposits                        35                     10
Accrued federal and state
 income taxes                             0                     23
Accrued payroll and related
 expenses                                80                     60
Accrued compensated absences            240                    228
Other current liabilities                64                    142
                                    -------                -------

Total current liabilities               586                    653
                                    -------                -------

Total liabilities                       586                    653
                                    -------                -------






Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       704                  1,159
                                    -------                -------

                                      4,385                  4,840
Common stock in treasury,
 at cost                             (1,520)                (1,509)
                                    -------                -------

Total stockholders' equity            2,865                  3,331
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,451                $ 3,984
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED MARCH 31, 2006 AND 2005
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2006          2005         2006         2005

Net sales                      $1,292        $1,412       $2,373       $2,592

Cost of goods sold                811           847        1,531        1,605
                               ------        ------       ------       ------
Gross profit                      481           565          842          987

Selling, general and
 administrative expenses          542           474        1,044          910
                               ------        ------       ------       ------
(Loss) income from
  operations                      (61)           91         (202)          77

Other income (net),
  principally interest             19             8           38           17
                               ------        ------       ------       ------

(Loss) income before
  income taxes                    (42)           99         (164)          94

Provision for income
  taxes                             0             7            0            7
                               ------        ------       ------       ------

NET (LOSS) INCOME                ($42)          $92        ($164)         $87
                               ======        ======       ======       ======
Per share data:

Basic (loss) earnings
   per share                   ($0.01)        $0.03       ($0.06)       $0.03
                               ======        ======       ======       ======
Diluted (loss) earnings
   per share                   ($0.01)        $0.03       ($0.05)       $0.03
                               ======        ======       ======       ======
Shares used in computing
   net (loss) earnings per share:
   Basic                        2,908         2,911        2,908        2,907
   Diluted                      3,046         3,049        3,047        3,051

See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (Unaudited)

(Amounts in thousands)


                                         Six months ended
                                             March 31
                                         2006        2005

Cash flows from operating
 activities:

Net (loss) income                        ($ 164)     $  87

Adjustments to reconcile
 net (loss) income to net
 cash (used in) provided by
 operating activities:
Depreciation and amortization                80         98

Change in assets and liabilities:
Accounts receivable                          18        (16)
Federal and state income
 tax recoverable                            (33)         0
Inventories                                 (33)       (12)
Prepaid expenses & other
 assets                                      37        (12)
Accounts payable & accrued
 expenses                                   (68)        59
Customer deposits                            25        (46)
Federal and state income tax
 taxes payable                              (23)         8
                                          -----      -----
Net cash (used in) provided
 by operating activities                   (161)       166
                                          -----      -----

Cash flows from investing
activities:
Investments                                   9         15
Capital expenditures                        (40)       (26)
                                          -----      -----
Net cash used in
 investing activities                       (31)       (11)
                                          -----      -----

Cash flows from financing
activities:
Stock options exercised                       0          9
Purchase of treasury stock                  (11)        (1)
Cash dividend paid                         (291)         0
                                          -----      -----
Net cash (used in) provided
 by financing activities                   (302)         8
                                          -----      -----

(Decrease) increase in cash
 and cash equivalents                      (494)       163

Cash and cash equivalents
 at beginning of period                   1,252        817
                                          -----      -----

Cash and cash equivalents
 at end of period                         $ 758      $ 980
                                          =====      =====





See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2006


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2005.

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

Information by segment is as follows:
                               Three months ended    Six months ended
 (thousands of dollars)             March 31             March 31,
                                 2006      2005       2006      2005

Net Sales (Unaffiliated):
   MFC                          $1,282    $1,392     $2,361    $2,415
   NSI                              10        20         12       177
                                ------    ------     ------    ------
   Total                        $1,292    $1,412     $2,373    $2,592
                                ======    ======     ======    ======

Operating (loss) profit: (a)
   MFC                           ($46)     $105       ($175)      $59
   NSI                            (15)      (14)        (27)       18
                                 -----     -----      -----     -----
   Total                         ($61)      $91       ($202)      $77
                                 =====     =====      =====     =====

Identifiable assets: (b)
   MFC                          $2,642    $2,678     $2,642    $2,678
   NSI                              51        85         51        85
                                ------    ------     ------    ------
   Subtotal                      2,693     2,763      2,693     2,763
   Corporate Assets - Cash
   And Cash Equivalents            758       980        758       980
                                ------    ------     ------    ------
   Total                        $3,451    $3,743     $3,451    $3,743
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


Note 4. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             March 31, 2006     September 30, 2005

Raw materials and stock parts              $476                 $448
Work-in-process                              43                   42
Finished goods                               70                   66
                                           ----                 ----
                                           $589                 $556
                                           ====                 ====

 The Company's reserve for obsolescence equaled $362,139 at March 31, 2006 and September 30, 2005.


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

A summary of all stock option activity and information related to all options outstanding follows:




                                    Six months ended
                                     March 31, 2006
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

  The Company's inventories are stated at the lower of cost determined on the first-in, first-out method or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2006 vs. THREE MONTHS ENDED MARCH 31, 2005

The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2006 and 2005.


Product group (in thousands)          Fiscal 2006    Fiscal 2005

Niagara Scientific                       $   10         $   20
Microwave Filter:
  Cable TV                                  386            557
  Satellite                                 253            243
  RF/Microwave                              615            571
  Broadcast TV                               28             21
                                         ------         ------
    Total                                $1,292         $1,412
                                         ======         ======
Sales backlog at 3/31                    $  476         $  756
                                         ======         ======

  Net sales for the three months ended March 31, 2006 equaled $1,292,429, a decrease of $119,351 or 8.5%, when compared to net sales of $1,411,780 for the three months ended March 31, 2005.

  MFC sales for the three months ended March 31, 2006 equaled $1,282,683, a decrease of $108,954 or 7.8%, when compared to sales of $1,391,637 for the three months ended March 31, 2005. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's standard Cable TV products. MFC's Cable TV product sales decreased $171,178 or 30.7% to $385,783 during the three months ended March 31, 2006 when compared to Cable TV product sales of $556,961 during the same period last year. Management attributes the decrease in Cable TV product sales to the transition from analog to digital television.

  MFC's RF/Microwave product sales increased $45,137 or 7.9% to $615,582 for the three months ended March 31, 2006 when compared to RF/Microwave product sales of $570,445 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's sales order backlog equaled $476,167 at March 31, 2006 compared to sales order backlog of $700,835 at December 31, 2005 and sales order backlog of $692,595 at September 30, 2005. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total MFC sales order backlog at March 31, 2006 is scheduled to ship by September 30, 2006.

  NSI sales for the three months ended March 31, 2006 equaled $9,746, a decrease of $10,397, when compared to sales of $20,143 for the three months ended March 31, 2005. For the last five quarters NSI's sales have consisted primarily of spare part orders and management expects this trend to continue. NSI's sales order levels have been impacted negatively by the sluggish economy and reduced capital spending. NSI has also been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. At March 31, 2006, NSI's backlog of orders equaled $0, when compared to backlog of $0 at December 31, 2005.

  Gross profit for the three months ended March 31, 2006 equaled $481,483, a decrease of $83,568 or 14.8%, when compared to gross profit of $565,051 for the three months ended March 31, 2005. As a percentage of sales, gross profit equaled 37.3% for the three months ended March 31, 2006 compared to 40.0% for the three months ended March 31, 2005. The decreases in gross profit can primarily be attributed to the decrease in sales volume this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2006 equaled $542,275, an increase of $67,958 or 14.3%, when compared to SG&A expenses of $474,317 for the three months ended March 31, 2005. The increase can primarily be attributed to an increase in payroll and payroll related expenses and an increase in marketing expenses during the three months ended March 31, 2006 when compared to the same period last year. As a percentage of sales, SGA expenses increased to 42.0% for the three months ended March 31, 2006 compared to 33.6% for the three months ended March 31, 2005. The increase can be attributed to both the lower sales volume and the higher expenses this year when compared to the same period last year.

  The Company recorded a loss from operations of $60,792 for the second quarter ended March 31, 2006 compared to income from operations of $90,734 for the three months ended March 31, 2005. The decrease can primarily be attributed to the lower sales volume and higher SGA expenses this year when compared to the same period last year.

  Other income for the three months ended March 31, 2006 equaled $18,503, an increase of $9,753 or 111.5%, when compared to other income of $8,750 for the three months ended March 31, 2005. Other income is primarily interest income earned on invested cash balances. The increase in other income can primarily be attributed to the rise in market interest rates when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended March 31, 2006. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

SIX MONTHS ENDED MARCH 31, 2006 vs. SIX MONTHS ENDED MARCH 31, 2005

The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2006 and 2005.


Product group (in thousands)          Fiscal 2006    Fiscal 2005

Niagara Scientific                       $   12         $  178
Microwave Filter:
  Cable TV                                  772          1,086
  Satellite                                 504            445
  RF/Microwave                            1,022            774
  Broadcast TV                               63            109
                                         ------         ------
    Total                                $2,373         $2,592
                                         ======         ======
Sales backlog at 3/31                    $  476         $  756
                                         ======         ======

  Net sales for the six months ended March 31, 2006 equaled $2,373,265, a decrease of $219,209 or 8.5%, when compared to net sales of $2,592,474 for the six months ended March 31, 2005.

  MFC sales for the six months ended March 31, 2006 equaled $2,361,387, a decrease of $53,468 or 2.2%, when compared to sales of $2,414,855 for the six months ended March 31, 2005. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's Cable TV products. MFC's Cable TV product sales decreased $314,488 or 28.9% to $771,984 during the six months ended March 31, 2006 when compared to Cable TV product sales of $1,086,472 during the six months ended March 31, 2005. The decrease can primarily be attributed to the transition from analog to digital television.

  MFC's RF/Microwave product sales increased $248,215 or 32.1% to $1,022,125 for the six months ended March 31, 2006 when compared to RF/Microwave product sales of $773,910 during the same period last year. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  NSI sales for the six months ended March 31, 2006 equaled $11,878, a decrease of $165,741, when compared to sales of $177,619 for the six months ended March 31, 2005. NSI sales for fiscal 2006 consist primarily of spare part orders.

  Gross profit for the six months ended March 31, 2006 equaled $841,824, a decrease of $145,264, or 14.7%, when compared to gross profit of $987,088 for the six months ended March 31, 2005. As a percentage of sales, gross profit equaled 35.5% for the six months ended March 31, 2006 compared to 38.1% for the six months ended March 31, 2005. The decreases in gross profit can primarily be attributed to the lower sales volume this year when compared to last year.

  SG&A expenses for the six months ended March 31, 2006 equaled $1,043,457 an increase of $133,039 or 14.6%, when compared to SG&A expenses of $910,418 for the six months ended March 31, 2005. The increase can primarily be attributed to increases in payroll and payroll related expenses, marketing expenses and sales commissions during the six months ended March 31, 2006 when compared to the same period last year. SGA expenses equaled 44.0% of sales for the three months ended March 31, 2005 compared to 35.1% of sales for the three months ended March 31, 2005 due to both the lower sales volume and higher SGA expenses this year when compared to the same period last year.

  The Company recorded a loss from operations of $201,633 for the six months ended March 31, 2006 compared to income from operations of $76,670 for the six months ended March 31, 2005. The decrease can primarily be attributed to the lower sales volume and higher SGA expenses this year when compared to the same period last year.

  Other income for the six months ended March 31, 2006 equaled $37,937, an increase of $20,411 or 116.5%, when compared to other income of $17,526 for the six months ended March 31, 2005. Other income is primarily interest income earned on invested cash balances. The increase in other income can primarily be attributed to the rise in market interest rates when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the six months ended March 31, 2006. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

Off-Balance Sheet Arrangements

   At March 31, 2006 and 2005, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES



                              Mar. 31, 2006       Sep. 30, 2005

Cash & cash equivalents           $757,792          $1,251,594
Investments                       $813,418            $822,651
Working capital                 $2,197,412          $2,622,768
Current ratio                    4.75 to 1           5.02 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $493,802 to $757,792, at March 31,2006 when compared to cash and cash equivalents of $1,251,594 at September 30, 2005. The decrease was a result of $161,215 in net cash used in operating activities, $30,394 in net cash used in investing activities and $302,193 in net cash used in financing activities.

  The decrease in cash flow from operations can primarily be attributed to the net loss for the six months ended March 31, 2006.

  Cash used in investing activities during the six months ended March 31, 2006 consisted of funds provided by the sale of investments of $9,233 and funds used for capital expenditures of $39,627.

  Cash used in financing activities during the six months ended March 31, 2006 consisted of funds used to pay a cash dividend of $290,914 and funds used to purchase treasury stock of $11,279.

  At March 31, 2006, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2006. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.



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

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 5, 2006 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

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

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

            DIRECTORS               VOTES FOR        AUTHORITY
                                                     WITHHELD

       Trudi B. Artini              2,484,973         14,720
       Milo Peterson                2,485,144         14,549
       David B. Robinson MD         2,488,464         11,229



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


                        MICROWAVE FILTER COMPANY, INC.


May 12, 2006                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 12, 2006                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer