Form 10-Q
period 2006-06-30
MICROWAVE FILTER CO INC /NY/
filed 2006-08-10
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2006


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

       Common Stock, $.10 Par Value -    2,902,352 shares as of June 30, 2006.

                        PART I. - FINANCIAL INFORMATION

                        MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               June 30, 2006       September 30, 2005
                                (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   776                $ 1,252
Investments                             804                    823
Accounts receivable-trade, net          330                    495
Federal and state income tax
 recoverable                             50                      0
Inventories                             519                    556
Prepaid expenses and other
 current assets                          90                    150
                                    -------                -------

Total current assets                  2,569                  3,276

Property, plant and equipment, net      581                    659

Deferred tax asset - noncurrent          49                     49
                                    -------                -------

Total assets                        $ 3,199                $ 3,984
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   131                $   190
Customer deposits                        37                     10
Accrued federal and state
 income taxes                             0                     23
Accrued payroll and related
 expenses                                62                     60
Accrued compensated absences            230                    228
Other current liabilities                53                    142
                                    -------                -------

Total current liabilities               513                    653
                                    -------                -------

Total liabilities                       513                    653
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       525                  1,159
                                    -------                -------

                                      4,206                  4,840
Common stock in treasury,
 at cost                             (1,520)                (1,509)
                                    -------                -------

Total stockholders' equity            2,686                  3,331
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,199                $ 3,984
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND NINE MONTHS
                         ENDED JUNE 30, 2006 AND 2005
                                  (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                2006          2005         2006         2005

Net sales                      $1,098        $1,547       $3,472       $4,140

Cost of goods sold                785           903        2,317        2,508
                               ------        ------       ------       ------
Gross profit                      313           644        1,155        1,632

Selling, general and
 administrative expenses          513           505        1,557        1,416
                               ------        ------       ------       ------
(Loss) income from
  operations                     (200)          139         (402)         216

Other income (net),
  principally interest             22            12           60           30
                               ------        ------       ------       ------

(Loss) income before
  income taxes                   (178)          151         (342)         246

Provision for income
  taxes                             0            30            0           38
                               ------        ------       ------       ------

NET (LOSS) INCOME               ($178)         $121        ($342)        $208
                               ======        ======       ======       ======
Per share data:

Basic (loss) earnings
   per share                   ($0.06)        $0.04       ($0.12)       $0.07
                               ======        ======       ======       ======
Diluted (loss) earnings
   per share                   ($0.06)        $0.04       ($0.11)       $0.07
                               ======        ======       ======       ======
Shares used in computing
   net (loss) earnings per share:
   Basic                        2,902         2,910        2,906        2,908
   Diluted                      3,041         3,048        3,045        3,050


See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (Unaudited)

(Amounts in thousands)


                                         Nine months ended
                                             June 30
                                         2006        2005

Cash flows from operating
 activities:

Net (loss) income                        ($ 342)     $ 208

Adjustments to reconcile
 net (loss) income to net
 cash (used in) provided by
 operating activities:
Depreciation and amortization               122        148

Change in assets and liabilities:
Accounts receivable                         165          2
Federal and state income
 tax recoverable                            (50)         0
Inventories                                  37         29
Prepaid expenses & other
 assets                                      60          3
Accounts payable & accrued
 expenses                                  (168)        (6)
Customer deposits                            27        (44)
Federal and state income tax
 taxes payable                               (0)        38
                                          -----      -----
Net cash (used in) provided
 by operating activities                   (149)       378
                                          -----      -----

Cash flows from investing
activities:
Investments                                  19         19
Capital expenditures                        (44)       (52)
                                          -----      -----
Net cash used in
 investing activities                       (25)       (33)
                                          -----      -----

Cash flows from financing
activities:
Stock options exercised                       0          9
Purchase of treasury stock                  (11)        (2)
Cash dividend paid                         (291)         0
                                          -----      -----
Net cash (used in) provided
 by financing activities                   (302)         7
                                          -----      -----

(Decrease) increase in cash
 and cash equivalents                      (476)       352

Cash and cash equivalents
 at beginning of period                   1,252        818
                                          -----      -----

Cash and cash equivalents
 at end of period                         $ 776     $1,170
                                          =====     ======





See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2006


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2005.

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

Information by segment is as follows:
                               Three months ended   Nine months ended
 (thousands of dollars)             June 30,             June 30,
                                 2006      2005       2006      2005

Net Sales (Unaffiliated):
   MFC                          $1,091    $1,542     $3,453    $3,957
   NSI                               7         5         19       183
                                ------    ------     ------    ------
   Total                        $1,098    $1,547     $3,472    $4,140
                                ======    ======     ======    ======

Operating (loss) profit: (a)
   MFC                           ($192)     $152      ($367)     $212
   NSI                              (8)      (13)       (35)        4
                                 -----     -----      -----     -----
   Total                         ($200)     $139      ($402)     $216
                                 =====     =====      =====     =====

Identifiable assets: (b)
   MFC                          $2,375    $2,589     $2,375    $2,589
   NSI                              48        72         48        72
                                ------    ------     ------    ------
   Subtotal                      2,423     2,661      2,423     2,661
   Corporate Assets - Cash
   And Cash Equivalents            776     1,170        776     1,170
                                ------    ------     ------    ------
   Total                        $3,199    $3,831     $3,199    $3,831
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


Note 4. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             June 30, 2006     September 30, 2005

Raw materials and stock parts              $428                 $448
Work-in-process                              41                   42
Finished goods                               50                   66
                                           ----                 ----
                                           $519                 $556
                                           ====                 ====

  The Company's reserve for obsolescence equaled $362,139 at June 30, 2006 and September 30, 2005.


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

  A summary of all stock option activity and information related to all options outstanding follows:

                                   Nine months ended
                                     June 30, 2006
                                   -----------------
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 vs. THREE MONTHS ENDED JUNE 30, 2005 The following table sets forth the Company's net sales by major product group for the three months ended June 30, 2006 and 2005.


Product group (in thousands)          Fiscal 2006    Fiscal 2005

Niagara Scientific                       $    7         $    5
Microwave Filter:
  Cable TV                                  503            808
  Satellite                                 222            281
  RF/Microwave                              353            423
  Broadcast TV                               13             30
                                         ------         ------
    Total                                $1,098         $1,547
                                         ======         ======
Sales backlog at 6/30                    $  418         $  455
                                         ======         ======

  Net sales for the three months ended June 30, 2006 equaled $1,098,396, a decrease of $448,762 or 29%, when compared to net sales of $1,547,158 for the three months ended June 30, 2005.

  MFC sales for the three months ended June 30, 2006 equaled $1,091,350, a decrease of $450,763 or 29.2%, when compared to sales of $1,542,113 for the three months ended June 30, 2005. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the Company's standard Cable TV products. MFC's Cable TV product sales decreased $304,388 or 37.7% to $503,352 during the three months ended June 30, 2006 when compared to Cable TV product sales of $807,740 during the same period last year. Management attributes the decrease in Cable TV product sales to the transition from analog to digital television and the shipment of one order totaling approximately $200,000 during the quarter ended June 30, 2005.

  MFC's RF/Microwave product sales decreased $70,783 or 16.7% to $352,652 for the three months ended June 30, 2006 when compared to RF/Microwave product sales of $423,435 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales, which consist primarily of TVRO Interference Filters which suppress strong out-of-band interference caused by military and civilian radar systems, decreased $59,007 or 21% to $222,105 during the three months ended June 30, 2006 when compared to sales of $281,112 during the three months ended June 30, 2005. With the proliferation of earth stations world wide and increased sources of interference, management expects demand for these types of filters to continue.

  MFC's Broadcast TV/Wireless cable product sales decreased $16,585 or 55.6% to $13,241 during the three months ended June 30, 2006 when compared to sales of $29,826 during the three months ended June 30, 2005 due to a decrease in demand for UHF Broadcast products.

  MFC's sales order backlog equaled $418,430 at June 30, 2006 compared to sales order backlog of $692,595 at September 30, 2005 and $455,142 at June 30, 2005. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 80% of the sales order backlog at June 30, 2006 is scheduled to ship by September 30, 2006.

  NSI sales for the three months ended June 30, 2006 equaled $7,046 compared to sales of $5,045 for the three months ended June 30, 2005. For the last six quarters NSI's sales have consisted primarily of spare part orders and management expects this trend to continue.

  Gross profit for the three months ended June 30, 2006 equaled $312,785, a decrease of $331,713 or 51.5%, when compared to gross profit of $644,498 for the three months ended June 30, 2005. As a percentage of sales, gross profit equaled 28.5% for the three months ended June 30, 2006 compared to 41.7% for the three months ended June 30, 2005. The decreases in gross profit can primarily be attributed to the decrease in sales volume this year when compared to the same period last year, resulting in a lower base to absorb fixed expenses.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2006 equaled $512,912, an increase of $7,756 or 1.5%, when compared to SG&A expenses of $505,156 for the three months ended June 30, 2005. As a percentage of sales, SGA expenses increased to 46.7% for the three months ended June 30, 2006 compared to 32.7% for the three months ended June 30, 2005 primarily due to the lower sales volume this year compared to the same period last year.

  The Company recorded a loss from operations of $200,127 for the third quarter ended June 30, 2006 compared to income from operations of $139,342 for the three months ended June 30, 2005. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income for the three months ended June 30, 2006 equaled $21,612, an increase of $9,592 when compared to other income of $12,020 for the three months ended June 30, 2005. Other income is primarily interest income earned on invested cash balances. The increase in other income can primarily be attributed to the rise in market interest rates when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended June 30, 2006. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

NINE MONTHS ENDED JUNE 30, 2006 vs. NINE MONTHS ENDED JUNE 30, 2005

The following table sets forth the Company's net sales by major product group for the nine months ended June 30, 2006 and 2005.


Product group (in thousands)          Fiscal 2006    Fiscal 2005

Niagara Scientific                       $   19         $  183
Microwave Filter:
  Cable TV                                1,275          1,894
  Satellite                                 726            727
  RF/Microwave                            1,375          1,197
  Broadcast TV                               77            139
                                         ------         ------
    Total                                $3,472         $4,140
                                         ======         ======

  Net sales for the nine months ended June 30, 2006 equaled $3,471,660, a decrease of $667,972 or 16.1%, when compared to net sales of $4,139,632 for the nine months ended June 30, 2005.

  MFC sales for the nine months ended June 30, 2006 equaled $3,452,737, a decrease of $504,231 or 12.7%, when compared to sales of $3,956,968 for the nine months ended June 30, 2005. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the company's Cable TV products. MFC's Cable TV product sales decreased $618,911 or 32.7% to $1,275,344 during the nine months ended June 30, 2006 when compared to Cable TV product sales of $1,894,255 during the nine months ended June 30, 2005. The decrease can primarily be attributed to the transition from analog to digital television.

  MFC's RF/Microwave product sales increased $177,448 or 14.8% to $1,374,767 for the nine months ended June 30, 2006 when compared to RF/Microwave product sales of $1,197,319 during the same period last year. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless cable product sales decreased $62,198 or 44.7% to $76,837 during the nine months ended June 30, 2006 when compared to sales of $139,035 during the nine months ended June 30, 2005 due primarily to a decrease in demand for UHF Broadcast products.

  NSI sales for the nine months ended June 30, 2006 equaled $18,923, a decrease of $163,741, when compared to sales of $182,664 for the nine months ended June 30, 2005. NSI sales for fiscal 2006 consist primarily of spare part orders.

  Gross profit for the nine months ended June 30, 2006 equaled $1,154,609 a decrease of $476,977, or 29.2%, when compared to gross profit of $1,631,586 for the nine months ended June 30, 2005. As a percentage of sales, gross profit equaled 33.3% for the nine months ended June 30, 2006 compared to 39.4% for the nine months ended June 30, 2005. The decreases in gross profit can be attributed to the lower sales volume this year when compared to last year resulting in a lower base to absorb fixed expenses.

  SG&A expenses for the nine months ended June 30, 2006 equaled $1,556,369, an increase of $140,795 or 9.9%, when compared to SG&A expenses of $1,415,574 for the nine months ended June 30, 2005. The increase can primarily be attributed to increases in payroll and payroll related expenses, marketing expenses and sales commissions during the nine months ended June 30, 2006 when compared to the same period last year. SGA expenses equaled 44.8% of sales for the nine months ended June 30, 2006 compared to 34.2% of sales for the nine months ended June 30, 2005 due to both the lower sales volume and higher SGA expenses this year when compared to the same period last year.

  The Company recorded a loss from operations of $401,760 for the nine months ended June 30, 2006 compared to income from operations of $216,012 for the nine months ended June 30, 2005. The decrease can primarily be attributed to the lower sales volume and higher SGA expenses this year when compared to the same period last year.

  Other income for the nine months ended June 30, 2006 equaled $59,549, an increase of $30,003, when compared to other income of $29,546 for the nine months ended June 30, 2005. Other income is primarily interest income earned on invested cash balances. The increase in other income can primarily be attributed to the rise in market interest rates when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the nine months ended June 30, 2006. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.




Off-Balance Sheet Arrangements

   At June 30, 2006 and 2005, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES



                              June 30, 2006       Sep. 30, 2005

Cash & cash equivalents           $776,394          $1,251,594
Investments                       $803,600            $822,651
Working capital                 $2,056,302          $2,622,768
Current ratio                    5.00 to 1           5.02 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $475,200 to $776,394, at June 30,2006 when compared to cash and cash equivalents of $1,251,594 at September 30,
2005. The     decrease was a result of $148,438 in net cash used in operating activities, $24,569 in net cash used in investing activities and $302,193 in net cash used in financing activities.

  Cash used in operating activities can primarily be attributed to the net loss before depreciation and amortization.

  The net decrease of $165,226 in accounts receivable at June 30, 2006, when compared to September 30, 2005, can primarily be attributed to the decrease in sales during the quarter ended June 30, 2006 when compared to the quarter ended September 30, 2005.

  The decrease in accounts payable of $59,458 at June 30, 2006, when compared to September 30, 2005, can be attributed to a decrease in purchases during the quarter ended June 30, 2006 when compared to the quarter ended September 30, 2005 primarily due to the lower sales volume.

  Cash used in investing activities during the nine months ended June 30, 2006 consisted of funds provided by the sale of investments of $19,051 and funds used for capital expenditures of $43,620.

  Cash used in financing activities during the nine months ended June 30, 2006 consisted of funds used to pay a cash dividend of $290,914 and funds used to purchase treasury stock of $11,279.

  At June 30, 2006, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS,
FINANCIAL CONDITON OR BUSINESS
-----------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June 30, 2006. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.



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

Item 1A. The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed annual report on Form 10-K and above. There have been no material changes from the risk factors as previously disclosed in the Company's annual report on Form 10-K.

Item 2.  Changes in Securities

         None during this reporting period.

Item 3.  Defaults Upon Senior Securities

         The Company has no senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.



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


                               MICROWAVE FILTER COMPANY, INC.


August 10, 2006                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 10, 2006                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer