Form 10-K
period 2006-09-30
MICROWAVE FILTER CO INC /NY/
filed 2006-12-22
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_______September 30, 2006_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Large accelerated filer ______
Accelerated filer ______
Non-accelerated filer ___X___.

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2006, was approximately $3,266,382.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2006:   2,902,352

DOCUMENTS INCORPORATED BY REFERENCE
     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2007 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                           PART I


ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2006 Annual Report and Form 10-K for the fiscal year ended September 30, 2006 and other Securities and Exchange Commission filings. Forward-looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


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

  The manufacturing facility includes a modern CAD system, a test department with automated network analyzers to 50 GHz, a high capacity conveyor soldering oven, a fully compliant finishing operation and a TQM/ISO9000 based quality assurance program to insure the intrinsic quality of the products produced.

  Efficient computer simulation, design and analysis software enhanced by proprietary MFC developed software, allow rapid and accurate filter development at reasonable cost. Automated network analyzers provide rigorous product testing and performance data storage on a serial number basis in most cases.

  A network based CAD system allows the transfer of data and programs to the CNC turning and milling centers for fabrication of machined parts. Prototype PC boards are similarly produced by computer controlled PC board mills.

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

  Other products offered by Schroeder include a servo pick-and-place machine for top loading packaging applications and a case erector/bottom taping machine for customers who still hand pack or need to add a case former to an existing case packing machine. Most revenue for NSI is derived from spare parts and services for an installed base of Quadnumatic case packers throughout the United States and Canada.


MARKETS
-------
Microwave Filter Company, Inc. (MFC)
------------------------------------

  Cable Television (CATV) - MFC serves this market principally with three product groups. One popular area includes standard and custom filters used at the headend to process signals and remove interference. A very popular application involves removing or re-routing analog channels to organize programming line-ups.

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

BACKLOG
-------

  At September 30, 2006, the Company's total backlog of orders, which represents firm orders from customers, was $731,941 compared to $692,595 at September 30, 2005. Approximately 76% of the total Company backlog at September 30, 2006 is scheduled to ship during fiscal 2007. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2006, the Company employed 57 full-time employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $420,570, $373,080 and $312,189 for the fiscal years 2006, 2005 and 2004, respectively. Research and development costs are charged to operations as incurred.

COMPETITION
-----------

  The principal competitive factors facing both MFC and NSI are price, technical performance, service and the ability to produce in quantity to specific delivery schedules. Based on these factors, the Company believes it competes favorably in its markets.

ITEM 1A. RISK FACTORS

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

    Demand for our products depends upon, among other factors, the level of capital expenditures by current and prospective customers, the rate of economic growth in the markets in which we compete and the competitiveness of our products. Changes in any of these factors could have an adverse effect on our financial condition or results of operations.

  We must continue to assess and predict customer needs and evolving technologies. We must develop new products, including enhancements to existing products, and successfully manufacture, market and sell these products. If we are unsuccessful in these areas, our financial condition or results of operations could be adversely affected.

  Our inability to introduce new and enhanced products on a timely basis.

  Delays in development, testing, manufacture and/or release of new products could adversely affect our sales and results of operations. In addition, there can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

  Market acceptance of newly developed products may be slower than anticipated.

  The markets for our products are competitive and may be characterized by rapid technological change, new product development and evolving industry standards. If technologies supported by our products become obsolete or fail to gain widespread acceptance, our business could be harmed. Current and potential competitors may have substantially greater financial, technical, marketing, distribution and other resources than us, and have greater name recognition and market acceptance of their products and technologies. Our competitors may develop new technologies or products that may offer superior price or performance features and may render our products and technologies obsolete and noncompetitive.

  Pricing pressures from our customers and/or market pressure from competitors may reduce selling prices.

  Many of customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce the prices of the products that we sell to them. To offset declining average sales prices, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results. We also compete with companies which have substantially larger operations and greater financial, engineering, marketing, production and other resources than we have. These competitors may develop their products more quickly, devote greater marketing and sales resources, or offer more aggressive pricing, than we can. As a result, this could cause us to lose orders or customers or force reductions in selling prices, all of which would have a material adverse impact on our financial position and results of operations.


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


  Loss of key personnel or the inability to attract new employees.

     Our success depends in large part on the continued service of our key technical and management personnel, and on our ability to attract and retain qualified employees, particularly those involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is significant, and the loss of key employees could harm our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

  None.


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


Fiscal 2006                        High      Low

Oct. 1, 2005 to Dec. 31, 2005   $  2.26   $  1.30
Jan. 1, 2006 to Mar. 31, 2006      1.95      1.51
Apr. 1, 2006 to June 30, 2006      1.84      1.29
July 1, 2006 to Sept. 30, 2006     1.59      1.20


Fiscal 2005                        High      Low

Oct. 1, 2004 to Dec. 31, 2004   $  2.47   $  1.10
Jan. 1, 2005 to Mar. 31, 2005      3.30      1.31
Apr. 1, 2005 to June 30, 2005      2.24      1.21
July 1, 2005 to Sept. 30, 2005     2.05      1.33


  The Company had approximately 650 holders of record of its common stock at September 30, 2006.

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

  Additional information regarding our stock option plan and plan activity for 2006 is provided in our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 9 - Stock options."



ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplemental Data."



Five Year Summary of Financial Data


                                                           September 30
                                     2006         2005         2004          2003         2002
Net Sales                        $ 4,536,715  $ 5,533,398  $ 4,876,219   $ 5,059,520   $ 7,251,732
Net (Loss) Income                $  (411,349) $   312,211  $  (176,317)  $  (282,400)  $   434,287
Total Assets                     $ 3,126,373  $ 3,983,652  $ 3,626,605   $ 3,901,545   $ 4,865,885
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Basic Earnings (Loss)
 Per Share                       $      (.14) $       .11  $      (.06)  $      (.10)  $       .15
Diluted Earnings (Loss)
 Per Share                       $      (.13) $       .10  $      (.06)  $      (.10)  $       .15
Shares Used In Computing Net
 (Loss) Earnings Per Share:
 Basic                             2,905,355    2,908,503    2,904,669     2,904,781     2,904,781
 Diluted                           3,043,903    3,049,115    2,946,482     2,904,781     2,904,781
Cash ($) Dividends Paid Per
   Share                         $       .10  $       .00  $       .00   $       .10   $       .07



Net (loss) income as a percentage of:   2006         2005         2004         2003          2002
Net Sales..........................    (9.1%)        5.6%        (3.6%)       (5.6%)         6.0%
Assets   ..........................   (13.2%)        7.8%        (4.9%)       (7.2%)         8.9%
Equity.............................   (15.7%)        9.4%        (5.9%)       (8.9%)        11.5%


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


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2006.


Product group (in thousands) Fiscal 2006    Fiscal 2005   Fiscal 2004

Microwave Filter:
  Cable TV                      $1,882         $2,598        $2,179
  RF/Microwave                   1,624          1,561         1,149
  Satellite                        893          1,020         1,082
  Broadcast TV                     116            166           235
Niagara Scientific                  21            188           231
                                ------         ------        ------
    Total                       $4,536         $5,533        $4,876
                                ======         ======        ======
Sales backlog at 9/30           $  732         $  693        $  805
                                ======         ======        ======

Fiscal 2006 compared to fiscal 2005

  Consolidated net sales for the fiscal year ended September 30, 2006 equaled $4,536,715, a decrease of $996,683 or 18%, when compared to consolidated net sales of $5,533,398 during the fiscal year ended September 30, 2005.

  Microwave Filter Company, Inc. (MFC) sales decreased $829,927 or 15.5% to $4,515,502 during the fiscal year ended September 30, 2006 when compared to sales of $5,345,429 during the fiscal year ended September 30, 2005.

  The decrease in MFC sales can primarily be attributed to the decrease in the sales of the Company's standard Cable TV products.

  MFC's Cable TV product sales decreased $715,890 or 27.6% to $1,881,866 during the fiscal year ended September 30, 2006 when compared to Cable TV product sales of $2,597,756 during the fiscal year ended September 30, 2005. The decrease in sales can be attributed to the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - April 7, 2009. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels. MFC has developed and is supplying filters for digital television; however, the demand for these filters is unknown at this time.

  MFC's RF/Microwave product sales increased $62,794 or 4% to $1,624,435 during the fiscal year ended September 30, 2006 when compared to sales of $1,561,641 during the fiscal year ended September 30, 2005. These products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales decreased $127,729 or 12.5% to $892,717 during the fiscal year ended September 30, 2006 when compared to $1,020,446 during the fiscal year ended September 30, 2005. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Despite the decrease in sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's BTV/Wireless cable sales decreased $49,102 or 29.7% to $116,484 for the fiscal year ended September 30,2006 when compared to sales of $165,586 for the fiscal year ended September 30, 2005 primarily due to a decrease in demand for UHF Broadcast products.

  Niagara Scientific, Inc. (NSI) sales decreased $166,756 or 88.7% to $21,213 for the fiscal year ended September 30, 2006 when compared to sales of $187,969 for the fiscal year ended September 30, 2005. NSI sales consisted primarily of spare part orders during fiscal 2006. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. Based on backlog, recent quote activity and the general economic climate, management is expecting little, if any, growth in sales for NSI for fiscal 2007.

  At September 30, 2006, the Company's total backlog of orders, which represents firm orders from customers, equaled $731,941 compared to $692,595 at September 30, 2005. Approximately 76% of the total Company backlog at September 30, 2006 is scheduled to ship during fiscal 2007. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit decreased $702,192 or 32% to $1,492,995 during the fiscal year ended September 30, 2006 when compared to gross profit of $2,195,187 during the fiscal year ended September 30, 2005. The dollar decrease can primarily be attributed to the lower sales volume. As a percentage of sales, gross profit decreased to 32.9% during the fiscal year ended September 30, 2006 compared to 39.7% during the fiscal year ended September 30, 2005. The decrease in gross profit as a percentage of sales can also be attributed to the lower sales volume, resulting in a lower base to absorb fixed expenses.

  Selling, general and administrative (SG&A) expenses increased $111,534 or 5.8% to $2,022,485 during the fiscal year ended September 30, 2006 when compared to SG&A expenses of $1,910,951 during the fiscal year ended September 30, 2005. The increase is primarily due to planned increases in promotional expenses and higher payroll and payroll related expenses when compared to last year.

  Income from operations decreased $813,726 to a loss of $529,490 during the fiscal year ended September 30, 2006 when compared to income from operations of $284,236 during the fiscal year ended September 30, 2005. The decrease can primarily be attributed to the lower sales volume this year when compared to last year.

  Other income increased $12,879 to $80,609 for the twelve months ended September 30, 2006 compared to other income of $67,730 for the twelve months ended September 30, 2005. Other income is primarily interest income earned on invested cash balances. The increase in other income can primarily be attributed to the rise in market interest rates during this fiscal year when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The Company recorded a benefit for income taxes of $37,532, an effective rate of (8.4%), for the fiscal year ended September 30, 2006 compared to a provision for income taxes of $39,755, or an effective rate of 11.3%, for the fiscal year ended September 30, 2005. The benefit for the current year is primarily due to the Company's ability to carry back it's operating loss to fiscal 2005 and an increase in deferred tax assets offset by an increase in the valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

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

  MFC's Cable TV product sales increased $418,976 or 19.2% to $2,597,756 during the fiscal year ended September 30, 2005 when compared to Cable TV product sales of $2,178,780 during the fiscal year ended September 30, 2004. The increase in sales can be attributed to the improved economy mitigating any drop off in demand due to the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater ulticasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - April 7, 2009. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels. MFC has developed and is supplying filters for digital television; however, the demand for these filters is unknown at this time.

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

                                         September 30
                                 2006        2005         2004
Cash & cash equivalents        $705,646   $1,251,594    $817,338
Investments                    $798,544     $822,651    $851,157
Working capital              $2,063,269   $2,622,768  $2,213,155
Current ratio                 5.05 to 1    5.02 to 1   4.60 to 1
Long-term debt                  $     0      $     0     $     0


  Cash and cash equivalents decreased $545,948 to $705,646 at September 30, 2006 when compared to $1,251,594 at September 30, 2005. The decrease was a result of $209,258 in net cash used in operating activities, $34,497 in net cash used in investing activities and $302,193 in net cash used in financing activities.

    The net decrease of $151,048 in accounts receivable at September 30, 2006, when compared to September 30, 2005, can primarily be attributed to the decrease in shipments during the month ended September 30, 2006 when compared to the month ended September 30, 2005.

  The net decrease of $64,755 in inventories at September 30, 2006, when compared to September 30, 2005, can primarily be attributed to a decrease in purchases due to the lower sales volume this year compared to last year, our customers scheduled delivery dates and an increase in the reserve for obsolescence. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $389,200 at September 30, 2006 compared to $362,139 at September 30, 2005. The increase of $27,061 in inventory reserves at September 30, 2006, when compared to September 30, 2005, can primarily be attributed to the obsolescence of specific inventory items due to product enhancements or the slow movement of certain inventory items due to a decrease in demand. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to their estimated net realizable value.

  The net decrease in other current assets of $55,364 at September 30, 2006, when compared to September 30, 2005, can primarily be attributed to a decrease in prepaid expenses due primarily to the timing of the payments when compared to last year.

  The net decrease of $88,342 in other current liabilities at September 30, 2006, when compared to September 30, 2005, can primarily be attributed to a discretionary profit sharing contribution of $62,000 accrued at September 30, 2005. No discretionary profit sharing contribution was accrued at September 30, 2006.

  Cash used in investing activities during fiscal 2006 consisted of funds provided by the sale of investments of $24,107 and funds used for capital expenditures of $58,604.

  Cash used in financing activities during fiscal 2006 consisted of funds used to pay a cash dividend of $290,916 and cash used to purchase treasury stock of $11,277.

   At September 30, 2006, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS,
FINANCIAL CONDITON OR BUSINESS
-------------------------------------------------------------------------------

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

  Demand for our products depends upon, among other factors, the level of capital expenditures by current and prospective customers, the rate of economic growth in the markets in which we compete and the competitiveness of our products. Changes in any of these factors could have an adverse effect on our financial condition or results of operations.

  We must continue to assess and predict customer needs and evolving technologies. We must develop new products, including enhancements to existing products, and successfully manufacture, market and sell these products. If we are unsuccessful in these areas, our financial condition or results of operations could be adversely affected.

  Our inability to introduce new and enhanced products on a timely basis.

  Delays in development, testing, manufacture and/or release of new products could adversely affect our sales and results of operations. In addition, there can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

  Market acceptance of newly developed products may be slower than anticipated.

  The markets for our products are competitive and may be characterized by rapid technological change, new product development and evolving industry standards. If technologies supported by our products become obsolete or fail to gain widespread acceptance, our business could be harmed. Current and potential competitors may have substantially greater financial, technical, marketing, distribution and other resources than us, and have greater name recognition and market acceptance of their products and technologies. Our competitors may develop new technologies or products that may offer superior price or performance features and may render our products and technologies obsolete and noncompetitive.

  Pricing pressures from our customers and/or market pressure from competitors may reduce selling prices.

  Many of customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce the prices of the products that we sell to them. To offset declining average sales prices, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results. We also compete with companies which have substantially larger operations and greater financial, engineering, marketing, production and other resources than we have. These competitors may develop their products more quickly, devote greater marketing and sales resources, or offer more aggressive pricing, than we can. As a result, this could cause us to lose orders or customers or force reductions in selling prices, all of which would have a material adverse impact on our financial position and results of operations.

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

  Loss of key personnel or the inability to attract new employees.

  Our success depends in large part on the continued service of our key technical and management personnel, and on our ability to attract and retain qualified employees, particularly those involved in the development of new products and processes and the manufacture of existing products. The competition for these individuals is significant, and the loss of key employees could harm our business.



Off-Balance Sheet Arrangements

   At September 30, 2006 and 2005, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

  The Company has deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company's future taxable income levels. The Company has provided a full valuation allowance against its deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

  FASB Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2008 fiscal year). The company is currently analyzing the financial statement impact of adopting this pronouncement.

  Accounting for Pension and Other Postretirement Benefits -- In September 2006, the FASB published Statement of Financial Accounting No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires companies to report on their balance sheets the funded status of pension and other post retirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance-sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the statement are effective for fiscal years ending after December 15, 2006, (the Company's 2007 fiscal year) with earlier application encouraged. The Company does not expect the adoption of SFAS No. 158 in fiscal 2008 to have an impact on its results of operations or financial position.

  In September 2006, SEC Staff Accounting Bulletin No. 108 was issued to provide guidance on Quantifying Financial Statement Misstatements. Staff Accounting Bulletin No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company's fiscal 2007).

  Fair Value Measurements. In September 2006, the FASB published Statement of Financial Accounting No. 157, Fair Value Measurements. This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying the Emerging Issues Task Force (EITF) guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers, and investment companies that have been applying AICPA Guides. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal 2009) and interim periods within those fiscal years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. The requirements of the Statement are applied prospectively, except for changes in fair value related to estimating he fair value of a large block position and instruments measured at fair value at initial recognition based on transaction price in accordance with EITF 02-3 or Statement 155.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2006 Annual Report and Form 10-K for the fiscal year ended September 30, 2006 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2006. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.


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

2. Changes in internal control over financial reporting. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/06   Class


ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 65                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College. Mr. Andrews was elected
                      Chairman of the Board of Directors
                      of Microwave Filter Company, Inc. on
                      November 17, 2004.


TRUDI B. ARTINI       Mrs. Artini is an independent          32,435       1.1%
(a)(b)(d)             investor in MFC and various other
Age 84                business enterprises in Syracuse,
Director since 1974   New York.


SIDNEY CHONG          Mr. Chong is a corporate                  335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 65                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                            Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/1/06    Class


CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           72,298       2.5%
(a)                   President and Chief Executive
Age 64                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.


DANIEL GALBALLY       Mr. Galbally is an accountant               0
(b)(c)(d)             for Nucor Steel Auburn, Inc.
Age 59                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.


RICHARD L. JONES      Mr. Jones was appointed a Director          0
Age 58                of Microwave Filter Company, Inc. on
Director since 2004   September 7, 2004. Mr. Jones has
                      served as a Vice President and the
                      Chief Financial Officer of Microwave
                      Filter Company, Inc. since October 7,
                      1992. He has a Bachelor of Science
                      degree in accounting from Syracuse
                      University.

                                                             Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/06   Class


FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 61                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

MILO PETERSON         Mr. Peterson has served as             42,250       1.5%
(a)                   Executive Vice President and
Age 66                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.

ARNOLD POLTENSON      Mr. Poltenson retired in 1989 as            0
Age 70                president and owner of Salina Press,
Director since 2006   Inc., a commercial printing company.
                      He holds a BA from Amherst College
                      and a MBA from Syracuse University.
                      After his retirement, Mr. Poltenson
                      spent several years teaching at the
                      Business School at Syracuse University
                      in the department of Law and Public
                      Policy. He has worked for the Hospice
                      of Central New York and the Central
                      New York Community Foundation. He has
                      been active on many non-profit boards
                      in the area and currently serves on the
                      executive committee of the Onondaga
                      Historical Association.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.


The Directors listed above and executive officers as a group own 152,872 shares or approximately 5% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc. has determined that Mr. Chong and Mr. Galbally, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.


IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      64      President and Chief Executive Officer

        Richard L. Jones        58      Vice President and Chief Financial
                                        Officer

        Milo J. Peterson        66      Vice President and Corporate Secretary

        Paul W. Mears           47      Vice President of Engineering

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


ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2006, 2005 and 2004, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2006    116,188       -
   President and CEO               2005    122,687       -
                                   2004    117,869       -

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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2006. The maximum corporate match was 6% of an employee's compensation during fiscal 2006.

  MFC's contributions to the plans for the years ended September 30, 2006, 2005 and 2004 amounted to $97,748, $134,126 and $67,675, respectively.


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

A summary of all stock option activity and information related to all options outstanding follows:

                                        2006
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------

Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------


                                        2005
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     115,000         $1.47     35,000
Granted                              0             -          0
Exercised            $1.47       6,452             -          0
Cancelled                -           0         $1.47      5,000
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------
Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------


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


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 1, 2006.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Dated:  December 21, 2006

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

Dated:  December 21, 2006

               ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Reports of Independent Registered Public Accounting Firms........39-40
Consolidated Balance Sheets as of September 30, 2006 and 2005....41
Consolidated Statements of Operations for the Years
  Ended September 30, 2006, 2005 and 2004 .......................42
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2006, 2005 and 2004 .......................43
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2006, 2005 and 2004 .......................44
Notes to Consolidated Financial Statements.......................45-56



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004:

II-Valuation and Qualifying Accounts.............................58

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Stockholders
Microwave Filter Company, Inc. and Subsidiary
East Syracuse, New York

  We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. and Subsidiary as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.






Rotenberg & Co., LLP
Rochester, New York
  November 17, 2006

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Microwave Filter Company, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the results of operations and cash flows of Microwave Filter Company, Inc. and its subsidiaries for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Syracuse, New York
December 10, 2004

         Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2006       2005
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $  705,646  $1,251,594
  Investments                                               798,544     822,651
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $12,000 and $16,000                344,134     495,182
  Accrued federal and state income tax recoverable          137,986           0
  Inventories                                               491,135     555,890
  Prepaid expenses and other current assets                  94,826     150,190
                                                          ---------   ---------
    Total current assets                                  2,572,271   3,275,507

Property, plant and equipment, net                          554,102     658,898

Deferred tax asset - noncurrent                                   0      49,247
                                                         ----------  ----------

      Total Assets                                       $3,126,373  $3,983,652
                                                         ==========  ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  179,800  $  190,372
  Customer deposits                                          20,298       9,874
  Accrued federal and state income taxes                          0      23,099
  Accrued payroll and related expenses                       61,028      59,432
  Accrued compensated absences                              210,825     227,717
  Other current liabilities                                  37,051     142,245
                                                          ---------   ---------
    Total current liabilities                               509,002     652,739
                                                          ---------   ---------
    Total liabilities                                       509,002     652,739
                                                          ---------   ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,324,140 in 2006 and 2005                       432,414     432,414
  Additional paid-in capital                              3,248,706   3,248,706
  Retained earnings                                         456,183   1,158,448

  Common stock in treasury, at cost, 1,421,788
  shares in 2006 and 1,414,840 shares in 2005            (1,519,932) (1,508,655)
                                                          ---------   ---------
    Total stockholders' equity                            2,617,371   3,330,913
                                                          ---------   ---------
    Total Liabilities and Stockholders' Equity           $3,126,373  $3,983,652
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2006             2005            2004
                                       ----             ----            ----

Net sales                           $4,536,715       $5,533,398      $4,876,219

Cost of goods sold                   3,043,720        3,338,211       3,196,777
                                     ---------        ---------       ---------

    Gross profit                     1,492,995        2,195,187       1,679,442

Selling, general
  and administrative expenses        2,022,485        1,910,951       1,743,621
                                     ---------        ---------       ---------

 (Loss) income from operations        (529,490)         284,236         (64,179)


Non-operating Income
    Interest income                     71,297           41,862          14,734
    Miscellaneous                        9,312           25,868          19,017
                                       -------          -------         -------

    (Loss) income before
       income taxes                   (448,881)         351,966         (30,428)


(Benefit) provision for
  income taxes                         (37,532)          39,755         145,889
                                      --------        ---------       ---------

NET (LOSS) INCOME                    ($411,349)        $312,211       ($176,317)
                                      ========        =========       =========

Per share data:
Basic (Loss) Earnings Per
  Common Share                        ($0.14)            $0.11          ($0.06)
                                     =========        =========       =========
Diluted (Loss) Earnings per
  Common Share                        ($0.13)            $0.10          ($0.06)
                                     =========        =========       =========
Shares used in computing net
  (loss) earnings per common share:
  Basic                              2,905,355        2,908,503       2,904,669
  Diluted                            3,043,903        3,049,115       2,946,482




The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2006, 2005 and 2004

            -----------------------------------------------------



                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 2003          4,317,688   $431,769   $3,239,867   $1,022,554 1,412,907 ($1,505,714)   $3,188,476

Net (loss)                                                        (176,317)                           (176,317)
Purchase of treasury stock                                                       343        (530)         (530)
Donated capital                                                                   10
                            ---------   --------   ----------     --------   -------   ---------     ---------

Balance,
September 30, 2004          4,317,688    431,769    3,239,867      846,237 1,413,260  (1,506,244)    3,011,629

Net income                                                         312,211                             312,211
Stock options exercised         6,452        645        8,839                                            9,484
Purchase of treasury stock                                                     1,580      (2,411)       (2,411)
                           ----------  ---------   ----------   ----------   -------   ---------     ---------
Balance
September 30, 2005          4,324,140    432,414    3,248,706    1,158,448 1,414,840  (1,508,655)    3,330,913

Net (loss)                                                        (411,349)                           (411,349)
Purchase of treasury stock                                                     6,948     (11,277)      (11,277)
Cash dividend paid
  ($.10) per share                                                (290,916)                           (290,916)
                           ----------  ---------   ----------   ----------   -------   ---------     ---------
Balance
September 30, 2006          4,324,140   $432,414   $3,248,706     $456,183 1,421,788 ($1,519,932)   $2,617,371
                           ==========   ========   ==========   ========== =========  ==========    ==========





The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2006      2005       2004
                                                  ----      ----       ----

Cash flows from operating activities:
       Net (loss) income                      ($411,349)  $312,211  ($176,317)

Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
    Depreciation                                163,400    198,476    222,799
    Provision for doubtful accounts              (4,853)    (8,473)   (40,137)
    Inventory obsolescence provision            (27,061)   (24,610)   (15,225)
    Deferred income taxes                        32,395    (32,395)   246,377
  Changes in assets and liabilities:
    Accounts receivable-trade                   155,901    (32,865)   (95,356)
    Federal and state income taxes             (161,085)    22,673     39,910
    Inventories                                  91,816    106,890     84,645
    Other assets                                 55,364    (82,568)    25,044
    Accounts payable and customer deposits         (148)   (46,468)   (69,513)
    Accrued payroll, compensated absences and
      related expenses                          (15,296)   (47,526)   (16,695)
    Other current liabilities                   (88,342)    92,232    (12,310)
                                              ---------   --------    -------
    Net cash (used in) provided by
      operating activities                     (209,258)   457,577    193,222
                                              ---------   --------  ---------
Cash flows from investing activities:
  Investments                                    24,107     28,506     24,514
  Capital expenditures                          (58,604)   (58,900)   (46,754)
                                               --------   --------   --------
    Net cash used in investing activities       (34,497)   (30,394)   (22,240)
                                               --------   --------   --------
Cash flows from financing activities:
  Purchase of treasury stock                    (11,277)    (2,411)      (530)
  Stock options exercised                             0      9,484          0
  Cash dividend paid                           (290,916)         0          0
                                               --------   --------   --------
    Net cash (used in) provided by
      financing activities                     (302,193)     7,073       (530)
                                               --------   --------   --------
    Net (decrease) increase
        in cash and cash equivalents           (545,948)   434,256    170,452

Cash and cash equivalents at
  beginning of year                           1,251,594    817,338    646,886
                                              ---------  ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR       $705,646 $1,251,594   $817,338
                                              ========= ==========   ========




Supplemental disclosures of cash flows:
  Cash paid (refunded) during the year
   for (approximately):
    Interest                                         $0         $0         $0
    Income taxes                                $91,000    $50,000  ($116,000)

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

d. Cash and Cash Equivalents

  The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company's cash is held at federally insured institutions and balances may periodically exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash. The Company also routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

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

h.  Research and Development

 Costs in connection with research and development, which amount to $420,570, $373,080 and $312,189 for the fiscal years 2006, 2005 and 2004, respectively, are charged to operations as incurred.

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

j. Income Taxes

 The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. The Company has provided a full valuation allowance against its deferred tax assets.

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

o. Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $3,000, $7,000 and $6,000 for the fiscal years 2006, 2005 and 2004, respectively.

p. Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the years ended September 30, 2006, 2005, and 2004.

q. New Accounting Pronouncements

  FASB Interpretation 48 was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. Interpretation 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (the Company's 2008 fiscal year). The company is currently analyzing the financial statement impact of adopting this pronouncement.

  Accounting for Pension and Other Postretirement Benefits -- In September 2006, the FASB published Statement of Financial Accounting No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires companies to report on their balance sheets the funded status of pension and other post retirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance-sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the statement are effective for fiscal years ending after December 15, 2006, (the Company's 2007 fiscal year) with earlier application encouraged. The Company does not expect the adoption of SFAS No. 158 in fiscal 2008 to have an impact on its results of operations or financial position.

  In September 2006, SEC Staff Accounting Bulletin No. 108 was issued to provide guidance on Quantifying Financial Statement Misstatements. Staff Accounting Bulletin No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (the Company's fiscal 2007).

  Fair Value Measurements. In September 2006, the FASB published Statement of Financial Accounting No. 157, Fair Value Measurements. This Statement establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying the Emerging Issues Task Force (EITF) guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers, and investment companies that have been applying AICPA Guides. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal 2009) and interim periods within those fiscal years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. The requirements of the Statement are applied prospectively, except for changes in fair value related to estimating the fair value of a large block position and instruments measured at fair value at initial recognition based on transaction price in accordance with EITF 02-3 or Statement 155.


2. INVENTORIES

Inventories net of provision for obsolescence
consisted of the following:                     September 30
                                          2006                 2005
                                          ----                 ----
  Raw materials and stock parts         $411,885             $448,176
  Work-in-process                         20,437               42,250
  Finished goods                          58,813               65,464
                                        --------            ---------
                                        $491,135             $555,890
                                        ========           ==========

  The Company's reserve for obsolescence equaled $389,200 at September 30, 2006 and $362,139 at September 30, 2005.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2006                 2005
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,106,412            3,094,390
  Office equipment and fixtures        1,644,200            1,597,618
                                       ---------            ---------
                                       6,712,245            6,653,641
  Less: Accumulated depreciation       6,158,143            5,994,743
                                       ---------            ---------
                                        $554,102             $658,898
                                      ==========           ==========


4. CREDIT FACILITIES

  The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable.


5. PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2006. The maximum corporate match was 6% of an employee's compensation during fiscal 2006.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2006, 2005 and 2004 were $97,748, $72,126 and $67,675, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0, $62,000 and $0 in 2006, 2005 and 2004, respectively.

6. OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2009. Rental expense under these leases for the years ended September 30, 2006, 2005 and 2004 amounted to $11,159, $11,180 and $11,074, respectively.

 Minimum rental commitments at September 30, 2006 for these leases are:

        Year Ended      Lease
       September 30    Payments
       ------------    --------
           2007          11,159
           2008           9,587
           2009           2,436
           2010               0
           2011               0
                        -------
                        $23,182
                        =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                             Year Ended September 30
                           2006        2005        2004
Currently payable:
  Federal               ($128,967)    $71,500   ($100,913)
  State                       650         650         425
Deferred (credit)          90,785     (32,395)    246,377
                          -------     -------     -------
                         ($37,532)    $39,755    $145,889
                          =======     =======    ========

A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2006______   ______2005______   ______2004______
                           Amount     %       Amount     %       Amount     %
Statutory tax rate       ($152,620)(34.0%)   $119,668  34.0%   ($10,346) (34.0%)
Surtax exemption
State income tax net of:
 Federal benefit               429   0.1%         429   0.1%          0    0.0%
Research and experimentation
 tax credits                     0   0.0%     (26,431) (7.5%)         0    0.0%
Valuation allowance         90,785  20.2%           0   0.0%    246,377  809.7%
Revision of estimated
 taxes payable                   0   0.0%           0   0.0%    (92,907)(305.3%)
Federal AMT rate
 differential                    0   0.0%     (54,255)(15.4%)         0    0.0%
Other                       23,874   5.3%         344   0.1%      2,765    9.1%
                           -------  ----      -------  ----    --------  -----
                          ($37,532) (8.4%)    $39,755  11.3%   $145,889  479.5%
                           =======  ====      =======  ====    ========  =====

 The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

                                            2006          2005
                                            ----          ----
  Inventory                              $138,789       $129,527
  Accrued warranty                          4,250          4,250
  Accrued vacation                         61,242         64,300
  Accounts receivable                       3,923          5,573
  Valuation allowance                    (208,204)      (220,502)
                                          -------        -------
  Net deferred tax assets
   (liabilities) - current                     $0       ($16,852)
                                         --------        -------

  Accelerated depreciation               ($11,983)      ($38,482)
  Research and experimentation
   tax credit carry forward               143,458        116,121
  AMT credit carry forward                 39,399         39,399
  Valuation allowance                    (170,874)       (67,791)
                                          -------        -------
  Net deferred tax assets
   (liabilities) - noncurrent                  $0        $49,247
                                          -------        -------
  Net deferred tax assets                      $0        $32,395
                                         ========        =======

  As required by Statement of Financial Accounting Standards No. 109, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and experimentation tax credit carry forwards expire in 2025. At September 30, 2006, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     2006        2005       2004
Net Sales (Unaffiliated):
  MFC                               $4,516      $5,345     $4,645
  NSI                                   21         188        231
  Total                             $4,537      $5,533     $4,876

Operating Profit (Loss): (a)
  MFC                                ($476)       $297        $32
  NSI                                  (53)        (13)       (96)
  Total                              ($529)       $284       ($64)

Identifiable Assets: (b)
  MFC                               $2,386      $2,680     $2,671
  NSI                                   35          52        139
  Subtotal                           2,421       2,732      2,810
  Corporate Assets-Cash and
  Cash Equivalents                     706       1,252        817
  Total                             $3,127      $3,984     $3,627

Depreciation Expense:
  MFC                                 $163        $196       $219
  NSI                                    0           2          4
  Total                               $163        $198       $223

Capital Expenditures:
  MFC                                 $ 59        $ 59       $ 47
  NSI                                    0           0          0
  Total                               $ 59        $ 59       $ 47

Significant Export Sales:
  MFC                                 $279        $355       $309

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

A summary of all stock option activity and information related to all options outstanding follows:


                                        2006
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------

Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------


                                        2005
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     115,000         $1.47     35,000
Granted                              0             -          0
Exercised            $1.47       6,452             -          0
Cancelled                -           0         $1.47      5,000
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------
Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------



10. LEGAL MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.


11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2006 and 2005:

                                        2006 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,080,836    $1,292,429    $1,098,395    $1,065,055

Cost of sales          $  720,495    $  810,946    $  785,610    $  726,669

Net (loss) income      $ (121,407)   $  (42,289)   $ (178,515)   $  (69,138)

(Loss) earnings
 per common share:     $     (.04)   $     (.01)   $     (.06)   $     (.03)



                                        2005 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,180,694    $1,411,780    $1,547,158    $1,393,766

Cost of sales          $  758,657    $  846,729    $  902,660    $  830,165

Net (loss) income      $   (5,288)   $   92,220    $  121,089    $  104,190

(Loss) earnings
 per common share:     $     (.00)   $      .03    $      .04    $      .04


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

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2006, 2005 and 2004





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2006
Allowance for doubtful accounts                 $16,390                  $0                     $4,853      $11,537
Inventory valuation reserves                    362,139              27,061                                 389,200
                                               --------             -------       ------       -------     --------
                                               $378,529             $27,061           $0        $4,853     $400,737
                                               ========             =======       ======       =======     ========


Year ended September 30, 2005
Allowance for doubtful accounts                 $24,863                                         $8,473      $16,390
Inventory valuation reserves                    386,749                                         24,610      362,139
                                               --------             -------       ------       -------     --------
                                               $411,612                  $0           $0       $33,083     $378,529
                                               ========             =======       ======       =======     ========


Year ended September 30, 2004
Allowance for doubtful accounts                 $65,000                                        $40,137      $24,863
Inventory valuation reserves                    401,974                                         15,225      386,749
                                               --------             -------       ------       -------     --------
                                               $466,974                  $0           $0       $55,362     $411,612
                                               ========             =======       ======       =======     ========




