Form 10QSB
period 2006-12-31
MICROWAVE FILTER CO INC /NY/
filed 2007-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2006


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

       Common Stock, $.10 Par Value -    2,902,010 shares as of January 31,
2007.

                        PART I. - FINANCIAL INFORMATION

                        MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                            December 31, 2006      September 30, 2006
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $   520                $   706
Investments                             794                    798
Accounts receivable-trade, net          312                    344
Federal and state income tax
 recoverable                            138                    138
Inventories                             547                    491
Prepaid expenses and other
 current assets                          92                     95
                                    -------                -------

Total current assets                  2,403                  2,572

Property, plant and equipment, net      527                    554
                                    -------                -------

Total assets                        $ 2,930                $ 3,126
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   145                $   180
Customer deposits                        19                     20
Accrued payroll and related
 expenses                                47                     61
Accrued compensated absences            206                    211
Other current liabilities                26                     37
                                    -------                -------

Total current liabilities               443                    509
                                    -------                -------

Total liabilities                       443                    509
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       326                    456
                                    -------                -------

                                      4,007                  4,137
Common stock in treasury,
 at cost                             (1,520)                (1,520)
                                    -------                -------

Total stockholders' equity            2,487                  2,617
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,930                $ 3,126
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS
                       ENDED DECEMBER 31, 2006 AND 2005
                                  (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2006          2005

Net sales                      $1,045        $1,080

Cost of goods sold                709           720
                               ------        ------
Gross profit                      336           360

Selling, general and
 administrative expenses          486           501
                               ------        ------
Loss from operations             (150)         (141)

Other income (net),
  principally interest             19            20
                               ------        ------

Loss before income
  taxes                          (131)         (121)


Provision (benefit) for
  income taxes                      0             0
                               ------        ------

NET LOSS                        ($131)        ($121)
                               ======        ======
Per share data:

Basic (loss) per share         ($0.04)       ($0.04)
                               ======        ======
Diluted (loss) per share       ($0.04)       ($0.04)
                               ======        ======
Shares used in computing
   net (loss) per share:
   Basic                        2,902         2,909
   Diluted                      3,041         3,048

See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                          DECEMBER 31, 2006 AND 2005
                                  (Unaudited)

(Amounts in thousands)
                                Three months ended
                                   December 31
                                2006          2005
Cash flows from operating
 activities:
Net loss                     $ (131)        $ (121)

Adjustments to reconcile net
 loss to net cash used in
 operating activities:

Depreciation and amortization    28             39

Change in assets and liabilities:
Accounts receivable - trade      32            192
Federal and state income
 taxes                            0            (40)
Inventories                     (56)           (62)
Prepaid expenses and other
 assets                           3             12
Accounts payable and accrued
 expenses                       (64)           (68)
Customer deposits                (2)            12
                             ------         ------

Net cash used in operating
 activities                    (190)           (36)
                             ------         ------

Cash flows from
 investing activities:

Investments                       5              5
Capital expenditures             (1)           (11)
                             ------         ------

Net cash provided by (used
 in) investing activities         4             (6)
                             ------         ------

Cash flows from
 financing activities             0              0
                             ------         ------

Net (decrease) increase in
 cash and cash equivalents     (186)           (42)



Cash and cash equivalents
 at beginning of period         706          1,252
                             ------         ------

Cash and cash equivalents
 at end of period            $  520         $1,210
                             ======         ======

See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2006


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2006.


Note 2. Industry Segment Data

  The Company's primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics.


Note 3. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2006     September 30, 2006

Raw materials and stock parts            $445                  $412
Work-in-process                            32                    20
Finished goods                             70                    59
                                         ----                  ----
                                         $547                  $491
                                         ====                  ====

 The Company's reserve for obsolescence equaled $389,200 at December 31, 2006 and September 30, 2006.

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

  We accounted for our incentive stock plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for stock issued to employees. No compensation expense has been recognized in the accompanying financial statements relative to our stock option plan.

  The Company has adopted the provisions of SFAS No. 123R, "Share-Based Payment", for the fiscal year beginning October 1, 2006.

  A summary of all stock option activity and information related to all options outstanding follows:

                                   Three months ended
                                   December 31, 2006
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


                        MICROWAVE FILTER COMPANY, INC.

                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


  Microwave Filter Company, Inc. operates primarily in the United States and principally in one industry. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics. Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.


Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2006 vs. THREE MONTHS ENDED DECEMBER 31, 2005.

The following table sets forth the Company's net sales by major product group for the three months ended December 31, 2006 and 2005.


Product group (in thousands)          Fiscal 2007    Fiscal 2006

Microwave Filter (MFC):
  Cable TV                               $  417         $  386
  RF/Microwave                              292            407
  Satellite                                 253            250
  Broadcast TV                               65             36
Niagara Scientific (NSI)                     18              2
                                         ------         ------
    Total                                $1,045         $1,081
                                         ======         ======
Sales backlog at 12/31                   $  782         $  701
                                         ======         ======

  Net sales for the three months ended December 31, 2006 equaled $1,045,073, a decrease of $35,763 or 3.3% when compared to net sales of $1,080,836 for the three months ended December 31, 2005.

  MFC sales for the three months ended December 31, 2006 equaled $1,027,379, a decrease of $51,325 or 4.8%, when compared to sales of $1,078,704 for the three months ended December 31, 2005. The decrease in MFC sales can primarily be attributed to a decrease in the sales of the Company's RF/Microwave products during the quarter. MFC's RF/Microwave product sales for the three months ended December 31, 2006 equaled $291,941, a decrease of $114,591 or 28.1%, when compared to RF/Microwave product sales of $406,532 for the three months ended December 31, 2005. The decrease can be attributed to a decrease in sales to the U. S. Government. For the three months ended December 31, 2006 sales to the U.S. Government equaled $25,846 compared to sales of $179,738 during the three months ended December 31, 2005.

  MFC's Cable TV product sales for the three months ended December 31, 2006 equaled $416,967, an increase of $30,761 or 7.9%, when compared to sales of $386,206 during the same period last year. Despite the increase in Cable TV sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's Satellite product sales for the three months ended December 31, 2006 equaled $253,022, an increase of $2,753 or 1.1%, when compared to sales of $250,269 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended December 31, 2006 equaled $65,449, an increase of $29,753 or 83.2%, when compared to sales of $35,696 during the same period last year primarily due to an increase in demand for UHF Broadcast products.

  NSI sales for the three months ended December 31, 2006 equaled $17,694, an increase of $15,562, when compared to sales of $2,132 for the three months ended December 31, 2005. NSI sales consist primarily of field service and spare part orders. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities.

  The Company's sales order backlog equaled $782,464 at December 31, 2006 compared to sales order backlog of $731,941 at September 30, 2006 and $700,835 at December 31, 2005. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 80% of the total sales order backlog at December 31, 2006 is scheduled to ship by September 30, 2007.

  The Company recorded a net loss of $130,564, or a loss of $.04 per share, for the three months ended December 31, 2006 compared to a net loss of $121,407, or a loss of $.04 per share, for the three months ended December 31, 2005. The decrease can primarily be attributed to the lower sales volume this year compared to the same period last year.

  Gross profit for the three months ended December 31, 2006 equaled $336,100, a decrease of $24,241 or 6.7%, when compared to gross profit of $360,341 for the three months ended December 31, 2005. As a percentage of sales, gross profit equaled 32.2% for the three months ended December 31, 2006 compared to 33.3% for the three months ended December 31, 2005. The decreases in gross profit can primarily be attributed to the lower sales volume.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2006 equaled $485,620, a decrease of $15,562 or 3.1%, when compared to SG&A expenses of $501,182 for the three months ended December 31, 2005. As a percentage of sales, SGA expenses equaled 46.5% for the three months ended December 31, 2006 compared to 46.4% for the three months ended December 31, 2005.

  Other income is primarily interest income earned on invested cash balances. Other income equaled $18,956 for the three months ended December 31, 2006 compared to $19,434 for the three months ended December 31, 2005. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for both the three months ended December 31, 2006 and 2005. Any benefit for the losses have been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

Off-Balance Sheet Arrangements

   At December 31, 2006 and 2005, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES


                                   December 31, 2006     September 30, 2006

    Cash & cash equivalents             $519,934              $705,646
    Investments                         $793,694              $798,544
    Working capital                   $1,960,304            $2,063,269
    Current ratio                      5.43 to 1             5.05 to 1
    Long-term debt                       $     0               $     0


  Cash and cash equivalents decreased $185,712 to $519,934 at December 31,2006 when compared to cash and cash equivalents of $705,646 at September 30, 2006. The decrease was a result of $189,664 in net cash used in operating activities and $3,952 provided by investing activities.

  Cash used in operating activities can primarily be attributed to the net loss.

  The decrease of $31,755 in accounts receivable at December 31, 2006, when compared to September 30, 2006, can primarily be attributable to the decrease in shipments during the quarter ended December 31, 2006 when compared to the quarter ended September 30, 2006.

  The increase of $56,428 in inventories at December 31, 2006, when compared to September 30, 2006, can primarily be attributable to the increase in the sales order backlog and our customers scheduled delivery dates.

  Cash provided by investing activities during the three months ended December 31, 2006 consisted of funds provided by the sale of investments.

  At December 31, 2006, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS,
FINANCIAL CONDITON OR BUSINESS
--------------------------------------------------------------------------------

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

RECENT PRONOUNCEMENTS
----------------------

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-QSB may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2006 Annual Report and Form 10-K for the fiscal year ended September 30, 2006 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2006. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

ITEM 4. CONTROLS AND PROCEDURES

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
      Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

2. Changes in internal control over financial reporting. During the period covered by this Quarterly Report on Form 10-QSB, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                               MICROWAVE FILTER COMPANY, INC.


February 14, 2007                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 14, 2007                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer