Form 10QSB
period 2006-03-31
MICROWAVE FILTER CO INC /NY/
filed 2007-05-03
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2007


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

       Common Stock, $.10 Par Value -    2,901,588 shares as of March 31, 2007.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               March 31, 2007       September 30, 2006
                                (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $   571                $   706
Investments                             785                    798
Accounts receivable-trade, net          451                    344
Federal and state income tax
 recoverable                              0                    138
Inventories                             617                    491
Prepaid expenses and other
 current assets                         107                     95
                                    -------                -------

Total current assets                  2,531                  2,572

Property, plant and equipment, net      498                    554
                                    -------                -------

Total assets                        $ 3,029                $ 3,126
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   165                $   180
Customer deposits                        18                     20
Accrued payroll and related
 expenses                                83                     61
Accrued compensated absences            212                    211
Other current liabilities                40                     37
                                    -------                -------

Total current liabilities               518                    509
                                    -------                -------

Total liabilities                       518                    509
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       350                    456
                                    -------                -------

                                      4,031                  4,137
Common stock in treasury,
 at cost                             (1,520)                (1,520)
                                    -------                -------

Total stockholders' equity            2,511                  2,617
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,029                $ 3,126
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED MARCH 31, 2007 AND 2006
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2007          2006         2007         2006

Net sales                      $1,276        $1,292       $2,321       $2,373

Cost of goods sold                792           811        1,501        1,531
                               ------        ------       ------       ------
Gross profit                      484           481          820          842

Selling, general and
 administrative expenses          475           542          960        1,044
                               ------        ------       ------       ------
Income (loss) from
  operations                        9           (61)        (140)        (202)

Other income (net),
  principally interest             15            19           34           38
                               ------        ------       ------       ------

Income (loss) before
  income taxes                     24           (42)        (106)        (164)

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET INCOME (LOSS)                 $24          ($42)       ($106)       ($164)
                               ======        ======       ======       ======
Per share data:

Basic earnings (loss)
   per share                    $0.01        ($0.01)      ($0.04)      ($0.06)
                               ======        ======       ======       ======
Diluted earnings (loss)
   per share                    $0.01        ($0.01)      ($0.03)      ($0.05)
                               ======        ======       ======       ======
Shares used in computing
   net earnings (loss) per share:
   Basic                        2,902         2,908        2,902        2,908
   Diluted                      3,040         3,046        3,041        3,047

See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (Unaudited)

(Amounts in thousands)


                                         Six months ended
                                             March 31
                                         2007        2006

Cash flows from operating
 activities:

Net (loss) income                        ($ 106)     ($ 164)

Adjustments to reconcile
 net (loss) income to net
 cash (used in) provided by
 operating activities:
Depreciation and amortization                57          80

Change in assets and liabilities:
Accounts receivable                        (107)         18
Federal and state income
 tax recoverable                            138         (33)
Inventories                                (126)        (33)
Prepaid expenses & other
 assets                                     (12)         37
Accounts payable & accrued
 expenses                                    11         (68)
Customer deposits                            (2)         25
Federal and state income tax
 taxes payable                                0         (23)
                                          -----       -----
Net cash used in
 operating activities                      (147)       (161)
                                          -----       -----

Cash flows from investing
activities:
Investments                                  14           9
Capital expenditures                         (1)        (40)
                                          -----       -----
Net cash provided by (used in)
 investing activities                        13         (31)
                                          -----       -----

Cash flows from financing
activities:
Purchase of treasury stock                   (1)        (11)
Cash dividend paid                            0        (291)
                                          -----       -----
Net cash used in financing
 activities                                  (1)       (302)
                                          -----       -----

(Decrease) increase in cash
 and cash equivalents                      (135)       (494)

Cash and cash equivalents
 at beginning of period                     706       1,252
                                          -----       -----

Cash and cash equivalents
 at end of period                         $ 571       $ 758
                                          =====       =====


See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2007


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2006.



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


Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             March 31, 2007     September 30, 2006

Raw materials and stock parts              $526                 $412
Work-in-process                              30                   20
Finished goods                               61                   59
                                           ----                 ----
                                           $617                 $491
                                           ====                 ====

  The Company's reserve for obsolescence equaled $389,200 at March 31, 2007 and September 30, 2006.

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

A summary of all stock option activity and information related to all options outstanding follows:

                                    Six months ended
                                     March 31, 2007
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



RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2007 vs. THREE MONTHS ENDED MARCH 31, 2006 The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2007 and 2006.


Product group (in thousands)          Fiscal 2007    Fiscal 2006

Microwave Filter (MFC):
  Cable TV                               $  537         $  386
  RF/Microwave                              462            615
  Satellite                                 234            253
  Broadcast TV                               36             28
Niagara Scientific (NSI)                      7             10
                                         ------         ------
  Total                                  $1,276         $1,292
                                         ======         ======
Sales backlog at 3/31                    $  634         $  476
                                         ======         ======

  Net sales for the three months ended March 31, 2007 equaled $1,276,391, a decrease of $16,038 or 1.2%, when compared to net sales of $1,292,429 for the three months ended March 31, 2006.

  MFC sales for the three months ended March 31, 2007 equaled $1,269,253, a decrease of $13,430 or 1.0%, when compared to sales of $1,282,683 for the three months ended March 31, 2006.

  MFC's Cable TV product sales increased $151,525 or 39.3% to $537,310 during the three months ended March 31, 2007 when compared to Cable TV product sales of $385,785 during the same period last year. Despite the increase in Cable TV sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's RF/Microwave product sales decreased $153,399 or 24.9% to $462,184 for the three months ended March 31, 2007 when compared to RF/Microwave product sales of $615,583 during the same period last year. The decrease can be attributed to a decrease in sales to the U. S. Government. For the three months ended March 31, 2007 sales to the U.S. Government equaled $134,930 compared to sales to the U.S. Government of $254,953 during the three months ended March 31, 2006. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. As a result of these efforts, the Company's Quality Management System has been certified ISO 9001:2000 recognizing the Company as a quality vendor. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. The Company is also updating its RF/Microwave (OEM) product catalog with new products and is planning a mailing during the quarter ended June 30, 2007.

  MFC's Satellite product sales for the three months ended March 31, 2007 equaled $234,198, a decrease of $19,217 or 7.6%, when compared to sales of $253,415 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended March 31, 2007 equaled $35,561, an increase of $7,661 or 27.5%, when compared to sales of $27,900 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products.

  MFC's sales order backlog equaled $633,675 at March 31, 2007 compared to sales order backlog of $476,167 at March 31, 2006. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 75% of the sales order backlog at March 31, 2007 is scheduled to ship by September 30, 2007.

  NSI sales for the three months ended March 31, 2007 equaled $7,138, a decrease of $2,608, when compared to sales of $9,746 for the three months ended March 31, 2006. NSI sales consist primarily of field service and spare part orders. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities.

  Gross profit for the three months ended March 31, 2007 equaled $484,197, an increase of $2,714 or 0.6%, when compared to gross profit of $481,483 for the three months ended March 31, 2006. As a percentage of sales, gross profit equaled 37.9% for the three months ended March 31, 2007 compared to 37.3% for the three months ended March 31, 2006.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2007 equaled $474,823, a decrease of $67,452 or 12.4%, when compared to SG&A expenses of $542,275 for the three months ended March 31, 2006. The decrease can be attributed to decreases in printing and postage costs which were associated with promotional mailings last year and a decrease in sales commissions due to the lower RF/Microwave product sales during the three months ended March 31, 2007 when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 37.2% for the three months ended March 31, 2007 compared to 42.0% for the three months ended March 31, 2006 due primarily to the lower expenses.

  The Company recorded income from operations of $9,374 for the second quarter ended March 31, 2007 compared to a loss from operations of $60,792 for the three months ended March 31, 2006. The improvement can primarily be attributed to the lower SGA expenses this year when compared to the same period last year.

  Other income for the three months ended March 31, 2007 equaled $15,418, a decrease of $3,085 or 16.7%, when compared to other income of $18,503 for the three months ended March 31, 2006. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended March 31, 2007. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


SIX MONTHS ENDED MARCH 31, 2007 vs. SIX MONTHS ENDED MARCH 31, 2006
The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2007 and 2006.


Product group (in thousands)          Fiscal 2007    Fiscal 2006

Microwave Filter (MFC):
  Cable TV                               $  954         $  772
  RF/Microwave                              754          1,022
  Satellite                                 487            504
  Broadcast TV                              101             64
Niagara Scientific (NSI)                     25             11
                                         ------         ------
    Total                                $2,321         $2,373
                                         ======         ======
Sales backlog at 3/31                    $  634         $  476
                                         ======         ======

  Net sales for the six months ended March 31, 2007 equaled $2,321,464, a decrease of $51,801 or 2.2%, when compared to net sales of $2,373,265 for the six months ended March 31, 2006.

  MFC sales for the six months ended March 31, 2007 equaled $2,296,632, a decrease of $64,755 or 2.7%, when compared to sales of $2,361,387 for the six months ended March 31, 2006.

  MFC's Cable TV product sales increased $182,285 or 23.6% to $954,277 during the six months ended March 31, 2007 when compared to Cable TV product sales of $771,992 during the six months ended March 31, 2006. Despite the increase in Cable TV sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's RF/Microwave product sales decreased $267,989 or 26.2% to $754,126 for the six months ended March 31, 2007 when compared to RF/Microwave product sales of $1,022,115 during the same period last year. The decrease can be attributed to a decrease in sales to the U. S. Government. For the six months ended March 31, 2007 sales to the U.S. Government equaled $160,777 compared to sales to the U.S. Government of $434,691 during the six months ended March 31, 2006. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. As a result of these efforts, the Company's Quality Management System has been certified ISO 9001:2000 recognizing the Company as a quality vendor. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. The Company is also updating its RF/Microwave (OEM) product catalog with new products and is planning a mailing during the quarter ended June 30, 2007.

  MFC's Satellite product sales for the six months ended March 31, 2007 equaled $487,219, a decrease of $16,465 or 3.3%, when compared to sales of $503,684 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the six months ended March 31, 2007 equaled $101,010, an increase of $37,414 or 58.8%, when compared to sales of $63,596 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products.

  NSI sales for the six months ended March 31, 2007 equaled $24,832, an increase of $12,954, when compared to sales of $11,878 for the six months ended March 31, 2006. NSI sales consist primarily of field service and spare part orders. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities.

  Gross profit for the six months ended March 31, 2007 equaled $820,297, a decrease of $21,527, or 2.6%, when compared to gross profit of $841,824 for the six months ended March 31, 2006. As a percentage of sales, gross profit equaled 35.3% for the six months ended March 31, 2007 compared to 35.5% for the six months ended March 31, 2006. The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to last year.

  SG&A expenses for the six months ended March 31, 2007 equaled $960,443 a decrease of $83,014 or 8.0%, when compared to SG&A expenses of $1,043,457 for the six months ended March 31, 2006. The decrease can be attributed to decreases in printing and postage costs which were associated with promotional mailings last year and a decrease in sales commissions due to the lower RF/Microwave product sales during the six months ended March 31, 2007 when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 41.4% for the six months ended March 31, 2007 compared to 44.0% for the six months ended March 31, 2006 due primarily to the lower expenses.

  The Company recorded a loss from operations of $140,146 for the six months ended March 31, 2007 compared to a loss from operations of $201,633 for the six months ended March 31, 2006. The improvement can primarily be attributed to the lower SGA expenses this year when compared to the same period last year.

  Other income for the six months ended March 31, 2007 equaled $34,374, a decrease of $3,563, when compared to other income of $37,937 for the six months ended March 31, 2006. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the six months ended March 31, 2007. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.




Off-Balance Sheet Arrangements

  At March 31, 2007 and 2006, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

                              Mar. 31, 2007       Sep. 30, 2006

Cash & cash equivalents           $570,583            $705,646
Investments                       $784,420            $798,544
Working capital                 $2,012,663          $2,063,269
Current ratio                    4.89 to 1           5.05 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $135,063 to $570,583, at March 31, 2007 when compared to cash and cash equivalents of $705,646 at September 30, 2006. The decrease was a result of $147,358 in net cash used in operating activities, $13,226 in net cash provided by investing activities and $931 in net cash used in financing activities.

  The increase of $107,031 in accounts receivable at March 31, 2007, when compared to September 30, 2006, can primarily be attributable to the increase in shipments during the month of March 2007 when compared to the month of September 2006.

  The increase of $126,250 in inventories at March 31, 2007, when compared to September 30, 2006, can primarily be attributable to the sales order backlog and our customers scheduled delivery dates.

  Cash used in investing activities during the six months ended March 31, 2007 consisted of funds provided by the sale of investments of $14,124 and funds used for capital expenditures of $898.

  Cash used in financing activities during the six months ended March 31, 2007 consisted of funds used to purchase treasury stock of $931.

  At March 31, 2007, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.



FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS, FINANCIAL CONDITION OR BUSINESS
--------------------------------------------------------------------------------

  An investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business, financial condition or results of operations. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

  Many of our customers are under continuous pressure to reduce costs and, therefore, we expect to continue to experience pressure from these customers to reduce the prices of the products that we sell to them. To offset declining average sales prices, we believe that we must achieve manufacturing cost reductions and increase our sales volumes. If we are unable to offset declining average selling prices, our gross margins will decline, and this decline could materially harm our business, financial condition and operating results. We also compete with companies which have substantially larger operations and greater financial, engineering, marketing, production and other resources than we have. These competitors may develop their products more quickly, devote greater marketing and sales resources, or offer more aggressive pricing, than we can. As a result, this could cause us to lose orders or customers or force reductions in selling prices, all of which would have a material adverse impact on our financial position and results of operations.

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


  Our stock may be removed from The Nasdaq Capital Market System.

  On March 16, 2007, the Company received a letter from Nasdaq indicating that the Company fails to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from The Nasdaq Capital Market. The Company met with a Listing Qualifications Hearing Panel on April 26, 2007 to demonstrate both its ability to regain compliance and its ability to sustain long-term compliance with all applicable criteria for continued listing. After consideration of the entire record, and generally within 30 days, the Panel will issue a written decision. There can be no assurance the Panel will grant the Company's request for continued listing. Should our stock lose its eligibility to be quoted on the Nasdaq Capital Market, we will seek to have our stock quoted on the OTCBB. While we know of no reason that our stock will not be accepted for quotation on OTCBB, we cannot guarantee that acceptance. If our stock is not accepted for listing on the OTCBB, our stock will be traded on the pink sheets.

RECENT PRONOUNCEMENTS
----------------------

  In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

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

  Accounting for Pension and Other Postretirement Benefits -- In September 2006, the FASB published Statement of Financial Accounting No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires companies to report on their balance sheets the funded status of pension and other post retirement benefit plans. The proposal would also require companies to measure plan assets and obligations as of the employer's balance-sheet date. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. This could significantly increase reported liabilities for many companies with a corresponding reduction in equity reported as accumulated other comprehensive income. The provisions for the statement are effective for fiscal years ending after December 15, 2006, (the Company's 2007 fiscal year) with earlier application encouraged. The Company does not expect the adoption of SFAS No. 158 in fiscal 2007 to have an impact on its results of operations or financial position.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-QSB includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2006 Annual Report and Form 10-K for the fiscal year ended September 30, 2006 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2007. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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


Item 1A. The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed annual report on Form 10-K and above. Except for the following risk factor, there have been no material changes from the risk factors as previously disclosed in the Company's annual report on Form 10-K.

         Our stock may be removed from The Nasdaq Capital Market System.

         On March 16, 2007, the Company received a letter from Nasdaq indicating that the Company fails to comply with the minimum $2,500,000 stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B), and that its securities are, therefore, subject to delisting from The Nasdaq Capital Market. The Company met with a Listing Qualifications Hearing Panel on April 26, 2007 to demonstrate both its ability to regain compliance and its ability to sustain long-term compliance with all applicable criteria for continued listing. After consideration of the entire record, and generally within 30 days, the Panel will issue a written decision. There can be no assurance the Panel will grant the Company's request for continued listing. Should our stock lose its eligibility to be quoted on the Nasdaq Capital Market, we will seek to have our stock quoted on the OTCBB. While we know of no reason that our stock will not be accepted for quotation on OTCBB, we cannot guarantee that acceptance. If our stock is not accepted for listing on the OTCBB, our stock will be traded on the pink sheets.


Item 2.  Changes in Securities

         None during this reporting period.


Item 3.  Defaults Upon Senior Securities

         The Company has no senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 5, 2007 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

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

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

            DIRECTORS               VOTES FOR        AUTHORITY
                                                     WITHHELD

       Robert R. Andrews            2,542,557         108,981
       Sidney K. Chong              2,535,233         116,305
       Richard L. Jones             2,541,587         109,951

Item 6.  Exhibits

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


                               MICROWAVE FILTER COMPANY, INC.


May 3, 2007                      Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 3, 2007                      Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer