Form 10QSB
period 2007-06-30
MICROWAVE FILTER CO INC /NY/
filed 2007-08-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2007


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

       Common Stock, $.10 Par Value -    2,896,936 shares as of June 30, 2007.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               June 30, 2007       September 30, 2006
                                (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $   542                $   706
Investments                             778                    798
Accounts receivable-trade, net          325                    344
Federal and state income tax
 recoverable                              0                    138
Inventories                             642                    491
Prepaid expenses and other
 current assets                          81                     95
                                    -------                -------

Total current assets                  2,368                  2,572

Property, plant and equipment, net      469                    554
                                    -------                -------

Total assets                        $ 2,837                $ 3,126
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   147                $   180
Customer deposits                        21                     20
Accrued payroll and related
 expenses                                57                     61
Accrued compensated absences            221                    211
Other current liabilities                34                     37
                                    -------                -------

Total current liabilities               480                    509
                                    -------                -------

Total liabilities                       480                    509
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       201                    456
                                    -------                -------

                                      3,882                  4,137
Common stock in treasury,
 at cost                             (1,525)                (1,520)
                                    -------                -------

Total stockholders' equity            2,357                  2,617
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,837                $ 3,126
                                    =======                =======


See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS
                      ENDED JUNE 30, 2007 AND 2006
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                2007          2006         2007         2006


Net sales                      $1,123        $1,098       $3,444       $3,472

Cost of goods sold                767           785        2,268        2,317
                               ------        ------       ------       ------
Gross profit                      356           313        1,176        1,155

Selling, general and
 administrative expenses          520           513        1,480        1,557
                               ------        ------       ------       ------
Loss from operations             (164)         (200)        (304)        (402)

Other income (net),
  principally interest             15            22           49           60
                               ------        ------       ------       ------

Loss before income taxes         (149)         (178)        (255)        (342)

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET LOSS                        ($149)        ($178)       ($255)       ($342)
                                =====         =====        =====        =====
Per share data:

Basic loss per share           ($0.05)       ($0.06)      ($0.09)      ($0.12)
                               ======        ======       ======       ======
Diluted loss per share         ($0.05)       ($0.06)      ($0.08)      ($0.11)
                               ======        ======       ======       ======
Shares used in computing
   net loss per share:
   Basic                        2,898         2,902        2,901        2,906
   Diluted                      3,036         3,041        3,039        3,045



See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
                                 (Unaudited)

(Amounts in thousands)


                                         Nine months ended
                                             June 30
                                         2007        2006

Cash flows from operating
 activities:

Net (loss)                               ($ 255)     ($ 342)

Adjustments to reconcile
 net (loss) income to net
 cash (used in) provided by
 operating activities:
Depreciation and amortization                85         122

Change in assets and liabilities:
Accounts receivable                          20         165
Federal and state income
 tax recoverable                            138         (50)
Inventories                                (151)         37
Prepaid expenses & other
 assets                                      14          60
Accounts payable & accrued
 expenses                                   (29)       (168)
Customer deposits                             1          27
                                          -----       -----
Net cash used in
 operating activities                      (177)       (149)
                                          -----       -----

Cash flows from investing
activities:
Investments                                  20          19
Capital expenditures                         (1)        (44)
                                          -----       -----
Net cash provided by (used in)
 investing activities                        19         (25)
                                          -----       -----

Cash flows from financing
activities:
Purchase of treasury stock                   (6)        (11)
Cash dividend paid                            0        (291)
                                          -----       -----
Net cash used in financing
 activities                                  (6)       (302)
                                          -----       -----

(Decrease) increase in cash
 and cash equivalents                      (164)       (476)

Cash and cash equivalents
 at beginning of period                     706       1,252
                                          -----       -----

Cash and cash equivalents
 at end of period                         $ 542       $ 776
                                          =====       =====


See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2007


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2006.



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


Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)              June 30, 2007    September 30, 2006

Raw materials and stock parts              $516                 $412
Work-in-process                              29                   20
Finished goods                               97                   59
                                           ----                 ----
                                           $642                 $491
                                           ====                 ====

  The Company's reserve for obsolescence equaled $389,200 at June 30, 2007 and September 30, 2006.

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

  A summary of all stock option activity and information related to all options outstanding follows:

                                   Nine months ended
                                     June 30, 2007
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



Note 6. Recent Pronouncements

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



RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2007 vs. THREE MONTHS ENDED JUNE 30, 2006 The following table sets forth the Company's net sales by major product group for the three months ended June 30, 2007 and 2006.


Product group (in thousands)          Fiscal 2007    Fiscal 2006

Microwave Filter (MFC):
  Cable TV                               $  484         $  503
  RF/Microwave                              380            353
  Satellite                                 229            222
  Broadcast TV                               22             13
Niagara Scientific (NSI)                      8              7
                                         ------         ------
  Total                                  $1,123         $1,098
                                         ======         ======
Sales backlog at 6/30                    $  495         $  418
                                         ======         ======

  Net sales for the three months ended June 30, 2007 equaled $1,122,960, an increase of $24,565 or 2.2%, when compared to net sales of $1,098,395 for the three months ended June 30, 2006.

  MFC sales for the three months ended June 30, 2007 equaled $1,114,608, an increase of $23,258 or 2.1%, when compared to sales of $1,091,350 for the three months ended June 30, 2006.

  MFC's Cable TV product sales decreased $19,876 or 3.9% to $483,476 during the three months ended June 30, 2007 when compared to Cable TV product sales of $503,352 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. The target date set by Congress for completion of the transition to digital television is 2009. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's RF/Microwave product sales increased $27,083 or 7.7% to $379,735 for the three months ended June 30, 2007 when compared to RF/Microwave product sales of $352,652 during the same period last year. The increase in sales can be attributed to an increase in sales to the U. S. Government. MFC's RF/Microwave products are sold primarily to original equipment manufacturers
(OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales for the three months ended June 30, 2007 equaled $229,168, an increase of $7,063 or 3.2%, when compared to sales of $222,105 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended June 30, 2007 equaled $22,229, an increase of $8,988 or 67.9%, when compared to sales of $13,241 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products.

  MFC's sales order backlog equaled $495,409 at June 30, 2007 compared to sales order backlog of $418,430 at June 30, 2006. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 75% of the sales order backlog at June 30, 2007 is scheduled to ship by September 30, 2007.

  NSI sales for the three months ended June 30, 2007 equaled $8,352, an increase of $1,307, when compared to sales of $7,046 for the three months ended June 30, 2006. NSI sales consist primarily of field service and spare part orders. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities.

  Gross profit for the three months ended June 30, 2007 equaled $356,374, an increase of $43,589 or 13.9.%, when compared to gross profit of $312,785 for the three months ended June 30, 2006. As a percentage of sales, gross profit improved to 31.7% for the three months ended June 30, 2007 compared to 28.5% for the three months ended June 30, 2006. The improvements can be attributed to the higher sales volume, lower direct labor costs due to efficiency and lower depreciation expense this quarter when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2007 equaled $520,184, an increase of $7,272 or 1.4%, when compared to SG&A expenses of $512,912 for the three months ended June 30, 2006. As a percentage of sales, SGA expenses equaled 46.3% for the three months ended June 30, 2007 compared to 46.7% for the three months ended June 30, 2006.

  The Company recorded a loss from operations of $163,810 for the third quarter ended June 30, 2007 compared to a loss from operations of $200,127 for the three months ended June 30, 2006. The improvement can primarily be attributed to the higher gross profit this year when compared to the same period last year.

  Other income for the three months ended June 30, 2007 equaled $14,735, a decrease of $6,877 when compared to other income of $21,612 for the three months ended June 30, 2006. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended June 30, 2007. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


NINE MONTHS ENDED JUNE 30, 2007 vs. NINE MONTHS ENDED JUNE 30, 2006
The following table sets forth the Company's net sales by major product group for the nine months ended June 30, 2007 and 2006.


Product group (in thousands)          Fiscal 2007    Fiscal 2006

Microwave Filter (MFC):
  Cable TV                               $1,438         $1,275
  RF/Microwave                            1,134          1,375
  Satellite                                 716            726
  Broadcast TV                              123             77
Niagara Scientific (NSI)                     33             19
                                         ------         ------
    Total                                $3,444         $3,472
                                         ======         ======
Sales backlog at 6/30                    $  495         $  418
                                         ======         ======

  Net sales for the nine months ended June 30, 2007 equaled $3,444,424, a decrease of $27,236 or 0.8%, when compared to net sales of $3,471,660 for the nine months ended June 30, 2006.

  MFC sales for the nine months ended June 30, 2007 equaled $3,411,240, a decrease of $41,497 or 1.2%, when compared to sales of $3,452,737 for the nine months ended June 30, 2006.

  MFC's Cable TV product sales increased $162,409 or 12.7% to $1,437,753 during the nine months ended June 30, 2007 when compared to Cable TV product sales of $1,275,344 during the nine months ended June 30, 2006. Despite the increase in sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's RF/Microwave product sales decreased $240,906 or 17.5% to $1,133,861 for the nine months ended June 30, 2007 when compared to RF/Microwave product sales of $1,374,767 during the same period last year. The decrease can be attributed to a decrease in sales to the U. S. Government. For the nine months ended June 30, 2007, sales to the U.S. Government equaled $184,435 compared to sales to the U.S. Government of $440,936 during the nine months ended June 30, 2006. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. As a result of these efforts, the Company's Quality Management System has been certified ISO 9001:2000 recognizing the Company as a quality vendor. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. The Company has updated its RF/Microwave (OEM) product catalog with new products and began mailing during the quarter ended June 30, 2007.

  MFC's Satellite product sales for the nine months ended June 30, 2007 equaled $716,387, a decrease of $9,402 or 1.3%, when compared to sales of $725,789 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the nine months ended June 30, 2007 equaled $123,239, an increase of $46,402 or 60.4.%, when compared to sales of $76,837 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products.

  NSI sales for the nine months ended June 30, 2007 equaled $33,184, an increase of $14,261, when compared to sales of $18,923 for the nine months ended June 30, 2006. NSI sales consist primarily of field service and spare part orders. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities.

  Gross profit for the nine months ended June 30, 2007 equaled $1,176,671, an increase of $22,062 or 1.9%, when compared to gross profit of $1,154,609 for the nine months ended June 30, 2006. As a percentage of sales, gross profit equaled 34.2% for the nine months ended June 30, 2007 compared to 33.3% for the nine months ended June 30, 2006. The increases in gross profit can be
attributed to   lower direct labor costs due to efficiency and lower
depreciation expense this year when compared to the same period last year.

  SG&A expenses for the nine months ended June 30, 2007 equaled $1,480 627, a decrease of $75,742 or 4.9.%, when compared to SG&A expenses of $1,556,369 for the nine months ended June 30, 2006. The decrease can be attributed to decreases in printing and postage costs which were associated with promotional mailings last year and a decrease in sales commissions due to the lower RF/Microwave product sales during the nine months ended June 30, 2007 when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 43.0% for the nine months ended June 30, 2007 compared to 44.8% for the nine months ended June 30, 2006 due primarily to the lower expenses.

  The Company recorded a loss from operations of $303,956 for the nine months ended June 30, 2007 compared to a loss from operations of $401,760 for the nine months ended June 30, 2006. The improvement can be attributed to the higher gross profit and the lower SGA expenses this year when compared to the same period last year.

  Other income for the nine months ended June 30, 2007 equaled $49,109, a decrease of $10,440, when compared to other income of $59,549 for the nine months ended June 30, 2006. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the nine months ended June 30, 2007. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

   At June 30, 2007 and 2006, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

                              June 30, 2007       Sep. 30, 2006

Cash & cash equivalents           $541,749            $705,646
Investments                       $778,426            $798,544
Working capital                 $1,887,350          $2,063,269
Current ratio                    4.93 to 1           5.05 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $163,897 to $541,759, at June 30, 2007 when compared to cash and cash equivalents of $705,646 at September 30, 2006. The decrease was a result of $177,450 in net cash used in operating activities, $19,220 in net cash provided by investing activities and $5,667 in net cash used in financing activities.

  The decrease in cash flow from operations can be attributed to the Company's net loss before depreciation expense.

  The increase of $150,673 in inventories at June 30, 2007, when compared to September 30, 2006, can primarily be attributable to the Company's sales order backlog and our customers scheduled delivery dates.

  Cash used in investing activities during the nine months ended June 30, 2007 consisted of funds provided by the sale of investments of $20,118 and funds used for capital expenditures of $898.

  Cash used in financing activities during the nine months ended June 30, 2007 consisted of funds used to purchase treasury stock of $5,667.

  At June 30, 2007, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS,
FINANCIAL CONDITION OR BUSINESS
-------------------------------------------------------------------------------

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

  Our stock was removed from The Nasdaq Capital Market System.

  On May 3, 2007, Microwave Filter Company, Inc. (the "Company") received a determination from the Listing Qualifications Panel of The Nasdaq Stock Market indicating that the Panel has determined to delist the securities of Microwave Filter Company, Inc. from the Nasdaq Stock Market, and will suspend trading in the Company's shares effective with the open of business on Monday, May 7, 2007.

  The Company's securities are currently quoted on The Pink Sheets (www.pinksheets.com), an electronic quotation service for securities traded over-the-counter, and the OTCBB (www.otcbb.com).


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June 30, 2007. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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

         Our stock was removed from The Nasdaq Capital Market System.

         On May 3, 2007, Microwave Filter Company, Inc. (the "Company") received a determination from the Listing Qualifications Panel of The Nasdaq Stock Market indicating that the Panel has determined to delist the securities of Microwave Filter Company, Inc. from the Nasdaq Stock Market, and will suspend trading in the Company's shares effective with the open of business on Monday, May 7, 2007.

         The Company's securities are currently quoted on The Pink Sheets (www.pinksheets.com), an electronic quotation service for securities traded over-the-counter, and the OTCBB (www.otcbb.com).


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


August 14, 2007                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 14, 2007                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer