Form 10KSB
period 2007-09-30
MICROWAVE FILTER CO INC /NY/
filed 2007-12-21
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                FORM 10-KSB

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_______September 30, 2007_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ______ Accelerated filer ______ Non-accelerated filer ___X___.

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2007, was approximately $2,060,000.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2007:   2,894,821

DOCUMENTS INCORPORATED BY REFERENCE
     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2008 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                           PART I


ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-KSB may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2007 Annual Report and Form 10-KSB for the fiscal year ended September 30, 2007 and other Securities and Exchange Commission filings. Forward-looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


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

  The manufacturing facility includes a modern CAD system, a test department with automated network analyzers to 50 GHz, a high capacity conveyor soldering oven and a fully compliant finishing operation. The Company's Quality Management System has been certified ISO 9001:2000 recognizing the Company as a quality vendor.

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

  ISO 9001:2000 contract and design review procedures coupled with a QA department that is compliant with MIL-I-45208 inspection systems and MIL-STD-45622 calibration system standards assures process and product integrity. A certified staff instructor regularly trains associates to MIL-STD-2000A (now superceded by J-STD-001.)

  Other in-house testing facilities include three environmental chambers capable of testing products for temperatures of -40 to 200 degrees Celsius and humidity up to 100 percent. Several high power amplifiers are available for power tests up to 2500 watts at 220 MHz and 100 watts at 1,000 MHz. An automated in-house anechoic chamber provides antenna pattern measurement capability in the 2 to 8 GHz frequency range. Facilities are also available for salt spray, sand and dust, shock and vibration, RFI leakage and altitude testing.

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


MARKETS
-------
Microwave Filter Company, Inc. (MFC)
------------------------------------

  Cable Television (CATV) - MFC serves this market principally with three product groups. One popular area includes standard and custom filters used at the headend to process signals and remove interference. A very popular application involves removing or re-routing TV channels to organize programming line-ups.

  A family of trap filters, "Fastrap," is used by cable operators to restrict or permit the viewing of pay per view or other premium programming. The traps can be ordered in small and large quantities, are 100% inspected and delivered overnight.

  Since all cable operators initially receive programming via satellite, products from our satellite market cross over into the cable television market. C-band satellite receive systems are prone to various types of terrestrial interference which are curable in many cases by applying MFC bandpass filters.

  The CATV marketplace is changing due to the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and spectrum efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - February 17, 2009. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels. MFC has developed and is supplying filters for digital television; however, the demand for these filters is unknown at this time.

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

BACKLOG
-------

  At September 30, 2007, the Company's total backlog of orders, which represents firm orders from customers, was $502,760 compared to $731,941 at September 30, 2006. The total Company backlog at September 30, 2007 is scheduled to ship during fiscal 2008. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2007, the Company employed 49 full-time and 2 part-time employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $461,954, $420,570 and $373,080 for the fiscal years 2007, 2006 and 2005, respectively. Research and development costs are charged to operations as incurred.

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

AVAILABLE INFORMATION
---------------------
  Our Internet address is www.microwavefilter.com. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations link of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  During the fourth quarter of the fiscal year covered by this Form 10-KSB, there were no matters submitted to a vote of security holders.

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

  The following table shows the high and low closing sales prices for MFC's common stock for each full quarterly period within the two most recent fiscal years. The information set forth was obtained from statements provided by the NASD and the OTCBB. The quotations represent prices in the over-the-counter market between dealers in securities. They do not include retail mark-ups, mark-downs or commissions.


Fiscal 2007                        High      Low

Oct. 1, 2006 to Dec. 31, 2006   $  1.67   $  1.07
Jan. 1, 2007 to Mar. 31, 2007      1.25       .88
Apr. 1, 2007 to June 30, 2007      1.00       .73
July 1, 2007 to Sept. 30, 2007      .94       .76


Fiscal 2006                        High      Low

Oct. 1, 2005 to Dec. 31, 2005   $  2.26   $  1.30
Jan. 1, 2006 to Mar. 31, 2006      1.95      1.51
Apr. 1, 2006 to June 30, 2006      1.84      1.29
July 1, 2006 to Sept. 30, 2006     1.59      1.20


  The Company had approximately 650 holders of record of its common stock at September 30, 2007.

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

  Additional information regarding our stock option plan and plan activity for 2007 is provided in our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 9 - Stock options."



ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplemental Data."



Five Year Summary of Financial Data


                                                           September 30
                                     2007         2006         2005          2004         2003
Net Sales                        $ 4,634,233  $ 4,536,715  $ 5,533,398   $ 4,876,219   $ 5,059,520
Net (Loss) Income                $  (292,993) $  (411,349) $   312,211   $  (176,317)  $  (282,400)
Total Assets                     $ 2,826,042  $ 3,126,373  $ 3,983,652   $ 3,626,605   $ 3,901,545
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Basic Earnings (Loss)
 Per Share                       $      (.10) $      (.14) $       .11   $      (.06)  $      (.10)
Diluted Earnings (Loss)
 Per Share                       $      (.10) $      (.13) $       .10   $      (.06)  $      (.10)
Shares Used In Computing Net
 (Loss) Earnings Per Share:
 Basic                             2,899,660    2,905,355    2,908,503     2,904,669     2,904,781
 Diluted                           3,038,098    3,043,903    3,049,115     2,946,482     2,904,781
Cash ($) Dividends Paid Per
   Share                         $       .00  $       .10  $       .00   $       .00   $       .10



Net (loss) income as a percentage of:   2007         2006         2005         2004          2003
Net Sales..........................    (6.3%)       (9.1%)        5.6%        (3.6%)        (5.6%)
Assets   ..........................   (10.4%)      (13.2%)        7.8%        (4.9%)        (7.2%)
Equity.............................   (12.6%)      (15.7%)        9.4%        (5.9%)        (8.9%)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Microwave Filter Company, Inc. operates primarily in the United States and principally in one industry. The Company extends credit to business customers, including original equipment manufacturers (OEMs), distributors and other end users, based upon ongoing credit evaluations. Microwave Filter Company, Inc. designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio and commercial and defense electronics. Niagara Scientific, Inc., a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2007.


Product group (in thousands) Fiscal 2007    Fiscal 2006   Fiscal 2005

Microwave Filter:
  Cable TV                      $1,922         $1,882        $2,598
  RF/Microwave                   1,497          1,624         1,561
  Satellite                        989            893         1,020
  Broadcast TV                     191            116           166
Niagara Scientific                  35             21           188
                                ------         ------        ------
    Total                       $4,634         $4,536        $5,533
                                ======         ======        ======
Sales backlog at 9/30           $  503         $  732        $  693
                                ======         ======        ======

Fiscal 2007 compared to fiscal 2006

  Consolidated net sales for the fiscal year ended September 30, 2007 equaled $4,634,233, an increase of $97,518 or 2.1%, when compared to consolidated net sales of $4,536,715 during the fiscal year ended September 30, 2006.

  Microwave Filter Company, Inc. (MFC) sales increased $83,325 or 1.8% to $4,598,827 during the fiscal year ended September 30, 2007 when compared to sales of $4,515,502 during the fiscal year ended September 30, 2006.

  MFC's Cable TV product sales increased $40,339 or 2.1% to $1,922,205 during the fiscal year ended September 30, 2007 when compared to Cable TV product sales of $1,881,866 during the fiscal year ended September 30, 2006. Despite the increase in sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - February 17, 2009. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels. MFC has developed and is supplying filters for digital television; however, the demand for these filters is unknown at this time.

  MFC's RF/Microwave product sales decreased $127,501 or 7.8% to $1,496,934 during the fiscal year ended September 30, 2007 when compared to sales of $1,624,435 during the fiscal year ended September 30, 2006. The decrease can be attributed to a decrease in sales to the U. S. Government. For the twelve months ended September 30, 2007, sales to the U.S. Government equaled $200,681 compared to sales to the U.S. Government of $447,971 during the twelve months ended September 30, 2006. The Company's RF/Microwave products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales increased $95,811 or 10.7% to $988,528 during the fiscal year ended September 30, 2007 when compared to sales of $892,717 during the fiscal year ended September 30, 2006. The increase can be attributed to the introduction of new products and an increase in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast televison (BTV)/Wireless cable product sales increased $74,676 or 64.1% to $191,160 for the fiscal year ended September 30, 2007 when compared to sales of $116,484 for the fiscal year ended September 30, 2006 primarily due to an increase in demand for UHF Broadcast products.

  Niagara Scientific, Inc. (NSI) sales increased $14,193 or 66.9% to $35,406 for the fiscal year ended September 30, 2007 when compared to sales of $21,213 for the fiscal year ended September 30, 2006. NSI sales consisted primarily of spare part orders during fiscal 2007. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities. Based on backlog, recent quote activity and the general economic climate, management is expecting little, if any, growth in sales for NSI for fiscal 2008.

  At September 30, 2007, the Company's total backlog of orders, which represents firm orders from customers, equaled $502,760 compared to $731,941 at September 30, 2006. The total Company backlog at September 30, 2007 is scheduled to ship during fiscal 2008. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit increased $105,753 or %7.1 to $1,598,748 during the fiscal year ended September 30, 2007 when compared to gross profit of $1,492,995 during the fiscal year ended September 30, 2006. As a percentage of sales, gross profit increased to 34.5% during the fiscal year ended September 30, 2007 compared to 32.9% during the fiscal year ended September 30, 2006. The increases in gross profit can be attributed to the higher sales volume, lower direct labor costs due to efficiency and lower depreciation expense this year when compared to last year.

  Selling, general and administrative (SG&A) expenses decreased $66,474 or 3.3% to $1,956,011 during the fiscal year ended September 30, 2007 when compared to SG&A expenses of $2,022,485 during the fiscal year ended September 30, 2006. The decrease can primarily be attributed to lower printing and mailing costs this year when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 42.2% during fiscal 2007 when compared to 44.6% during fiscal 2006 due to both the higher sales volume and the lower expenses.

  Income from operations improved $172,227 to a loss of $357,263 during the fiscal year ended September 30, 2007 when compared to a loss from operations of $529,490 during the fiscal year ended September 30, 2006. The improvement can primarily be attributed to the higher sales volume and lower SGA expenses this year when compared to last year.

  Other income decreased $15,689 to $64,920 for the twelve months ended September 30, 2007 compared to other income of $80,609 for the twelve months ended September 30, 2006. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower invested cash balances when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The Company recorded a provision for income taxes of $650 for the fiscal year ended September 30, 2007 compared to a benefit for income taxes of $37,532, or an effective rate of (8.4%)%, for the fiscal year ended September 30, 2006. As required by Statement of Financial Accounting Standards No. 109, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


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

                                         September 30
                                 2007        2006         2005
Cash & cash equivalents      $1,266 979    $705,646  $1,251,594
Investments                          $0    $798,544    $822,651
Working capital              $1,876,767   $2,063,269  $2,622,768
Current ratio                 4.69 to 1    5.05 to 1   5.02 to 1
Long-term debt                  $     0      $     0     $     0


  Cash and cash equivalents increased $561,333 to $1,266,979 at September 30, 2007 when compared to $705,646 at September 30, 2006. The increase was a result of $229,751 in net cash used in operating activities, $797,646 in net cash used in investing activities and $6,562 in net cash used in financing activities.

  The net increase of $169,516 in inventories at September 30, 2007, when compared to September 30, 2006, can primarily be attributed to the Company's sales order backlog and our customer's scheduled delivery dates.

  The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $389,726 at September 30, 2007 compared to $389,200 at September 30, 2006. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to their estimated net realizable value.

  Cash used in investing activities during fiscal 2007 consisted of funds provided by the sale of investments of $798,544 and funds used for capital expenditures of $898.

  Cash used in financing activities during fiscal 2007 consisted of funds used to purchase treasury stock of $6,562.

  At September 30, 2007, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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

Off-Balance Sheet Arrangements

  At September 30, 2007 and 2006, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2007 Annual Report and Form 10-KSB for the fiscal year ended September 30, 2007 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2007. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Financial Statement Schedule called for by this item are submitted as a separate section of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

ITEM 9A.   CONTROLS AND PROCEDURES

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective.

2. Changes in internal control over financial reporting. During the quarter ended September 30, 2007, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



ITEM 9B. OTHER INFORMATION

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/07   Class


ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 66                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College. Mr. Andrews was elected
                      Chairman of the Board of Directors
                      of Microwave Filter Company, Inc. on
                      November 17, 2004.


TRUDI B. ARTINI       Mrs. Artini is an independent          32,435       1.1%
(a)(b)(d)             investor in MFC and various other
Age 85                business enterprises in Syracuse,
Director since 1974   New York.


SIDNEY CHONG          Mr. Chong is a corporate                  335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 66                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                            Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/1/07    Class


CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           72,298       2.5%
(a)                   President and Chief Executive
Age 65                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.


DANIEL GALBALLY       Mr. Galbally is an accountant               0
(b)(c)(d)             for Nucor Steel Auburn, Inc.
Age 60                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.


PERRY A. HARVEY       Mr. Harvey is a consultant in global        0
Age 55                strategic business planning and
Director since 2007   productivity and process improvement.
                      He holds a Master of Science in
                      Metallurgical Engineering and a
                      Metallurgical Engineering Degree from
                      the University of Wisconsin. He served
                      as President of ESCO Turbine Technologies
                      Group (TTG), Syracuse, New York from
                      2000-2007. He has served as a board member and president of the Investment Casting
                      Institute and a board member of the
                      Manufacturers of Central New York and
                      the Foundry Educational Foundation Board.

                                                             Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/07   Class


RICHARD L. JONES      Mr. Jones was appointed a Director          0
Age 59                of Microwave Filter Company, Inc. on
Director since 2004   September 7, 2004. Mr. Jones has
                      served as a Vice President and the
                      Chief Financial Officer of Microwave
                      Filter Company, Inc. since October 7,
                      1992. He has a Bachelor of Science
                      degree in accounting from Syracuse
                      University.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 62                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

MILO PETERSON         Mr. Peterson has served as             42,250       1.5%
(a)                   Executive Vice President and
Age 67                Corporate Secretary of NSI since
Director since 1990   January 1, 1992. Mr. Peterson
                      graduated from programs at Yale
                      University and Syracuse
                      University.  He served as Vice
                      President of Manufacturing of
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1970-1976.
                      He was elected Vice President
                      And Corporate Secretary of MFC
                      On March 27, 1993.


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



IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      65      President and Chief Executive Officer

        Richard L. Jones        59      Vice President, Chief Financial
                                        Officer and Corporate Secretary

        Paul W. Mears           48      Vice President of Engineering

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2007, 2006 and 2005, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2007    122,534       -
   President and CEO               2006    116,188       -
                                   2005    122,687       -

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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2007. The maximum corporate match was 6% of an employee's compensation during fiscal 2006.

  MFC's contributions to the plans for the years ended September 30, 2007, 2006 and 2005 amounted to $103,171, $97,748 and $134,126, respectively.


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

                                        2007
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


ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  The following table sets forth information as to the only persons known by the Company to own beneficially more than 5% of the Common Stock of the Company on December 1, 2007.

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

                         PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

(a)    1. and 2.   Financial Statements and Schedules:

                   Reference is made to the list of Financial Statements and the Financial Statement Schedule submitted as a separate section of this report.

(b)    Exhibits:

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

Dated:  December 21, 2007

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

Dated:  December 21, 2007

               ANNUAL REPORT ON FORM 10-KSB

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Reports of Independent Registered Public Accounting Firms........39
Consolidated Balance Sheets as of September 30, 2007 and 2006....40
Consolidated Statements of Operations for the Years
  Ended September 30, 2007, 2006 and 2005 .......................41
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2007, 2006 and 2005 .......................42
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2007, 2006 and 2005 .......................43
Notes to Consolidated Financial Statements.......................44-55



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005:

II-Valuation and Qualifying Accounts.............................57

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
  and Stockholders
Microwave Filter Company, Inc. and Subsidiary
East Syracuse, New York

  We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. and Subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.




/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
 December 11, 2007

         Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2007       2006
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $1,266,979  $  705,646
  Investments                                                     0     798,544
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $12,000 and $12,000                370,742     344,134
  Accrued federal and state income tax recoverable                0     137,986
  Inventories                                               660,651     491,135
  Prepaid expenses and other current assets                  86,661      94,826
                                                          ---------   ---------
    Total current assets                                  2,385,033   2,572,271

Property, plant and equipment, net                          441,009     554,102
                                                          ---------  ----------

      Total Assets                                       $2,826,042  $3,126,373
                                                         ==========  ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  163,042  $  179,800
  Customer deposits                                          47,488      20,298
  Accrued federal and state income taxes                        650           0
  Accrued payroll and related expenses                       58,049      61,028
  Accrued compensated absences                              208,868     210,825
  Other current liabilities                                  30,129      37,051
                                                          ---------   ---------
    Total current liabilities                               508,266     509,002
                                                          ---------   ---------
    Total liabilities                                       508,266     509,002
                                                          ---------   ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,324,140 in 2007 and 2006, Outstanding
    2,895,917 in 2007 and 2,902,352 in 2006                 432,414     432,414
  Additional paid-in capital                              3,248,706   3,248,706
  Retained earnings                                         163,190     456,183

  Common stock in treasury, at cost, 1,428,223
  shares in 2007 and 1,421,788 shares in 2006            (1,526,494) (1,519,932)
                                                          ---------   ---------
    Total stockholders' equity                            2,317,816   2,617,371
                                                          ---------   ---------
    Total Liabilities and Stockholders' Equity           $2,826,042  $3,126,373
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2007             2006            2005
                                       ----             ----            ----

Net sales                           $4,634,233       $4,536,715      $5,533,398

Cost of goods sold                   3,035,485        3,043,720       3,338,211
                                     ---------        ---------       ---------

    Gross profit                     1,598,748        1,492,995       2,195,187

Selling, general
  and administrative expenses        1,956,011        2,022,485       1,910,951
                                     ---------        ---------       ---------

 (Loss) income from operations        (357,263)        (529,490)        284,236


Non-operating Income
    Interest income                     59,132           71,297          41,862
    Miscellaneous                        5,788            9,312          25,868
                                       -------          -------         -------

    (Loss) income before
       income taxes                   (292,343)        (448,881)        351,966


Provision (benefit) for
  income taxes                             650          (37,532)         39,755
                                      --------        ---------       ---------

NET (LOSS) INCOME                    ($292,993)       ($411,349)       $312,211
                                      ========        =========       =========

Per share data:
Basic (Loss) Earnings Per
  Common Share                         ($0.10)           ($0.14)          $0.11
                                     =========        =========       =========
Diluted (Loss) Earnings per
  Common Share                         ($0.10)           ($0.13)          $0.10
                                     =========        =========       =========
Shares used in computing net
  (loss) earnings per common share:
  Basic                              2,899,660        2,905,355       2,908,503
  Diluted                            3,038,098        3,043,903       3,049,115




The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2007, 2006 and 2005

            -----------------------------------------------------




                                                  Additional                                          Total
                               Common Stock        Paid-in       Retained      Treasury Stock      Stockholders'
                              Shares      Amt      Capital       Earnings      Shares     Amt         Equity
                              ------      ---      -------       --------      ------     ---         ------
Balance,
September 30, 2004          4,317,688   $431,769   $3,239,867     $846,237 1,413,260 ($1,506,244)   $3,011,629

Net income                                                         312,211                             312,211
Stock options exercised         6,452        645        8,839                                            9,484
Purchase of treasury stock                                                     1,580      (2,411)       (2,411)
                            ---------   --------   ----------     --------   -------   ---------     ---------

Balance,
September 30, 2005          4,324,140    432,414    3,248,706    1,158,448 1,414,840  (1,508,655)    3,330,913

Net (loss)                                                        (411,349)                           (411,349)
Purchase of treasury stock                                                     6,948     (11,277)      (11,277)
Cash dividend paid
  ($.10) per share                                                (290,916)                           (290,916)
                           ----------  ---------   ----------   ----------   -------   ---------     ---------
Balance
September 30, 2006          4,324,140    432,414    3,248,706      456,183 1,421,788  (1,519,932)    2,617,371

Net (loss)                                                        (292,993)                           (292,993)
Purchase of treasury stock                                                     6,435      (6,562)       (6,562)
                           ----------  ---------   ----------   ----------   -------   ---------     ---------
Balance
September 30, 2007          4,324,140   $432,414   $3,248,706     $163,190 1,428,223 ($1,526,494)   $2,317,816
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2007      2006       2005
                                                  ----      ----       ----

Cash flows from operating activities:
       Net (loss) income                      ($292,993) ($411,349)  $312,211

Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating
  activities:
    Depreciation                                113,991    163,400    198,476
    Provision for doubtful accounts                 550     (4,853)    (8,473)
    Inventory obsolescence provision                527    (27,061)   (24,610)
    Deferred income taxes                             0     32,395    (32,395)
  Changes in assets and liabilities:
    Accounts receivable-trade                   (27,158)   155,901    (32,865)
    Federal and state income taxes              138,636   (161,085)    22,673
    Inventories                                (170,043)    91,816    106,890
    Other assets                                  8,165     55,364    (82,568)
    Accounts payable and customer deposits       10,432       (148)   (46,468)
    Accrued payroll, compensated absences and
      related expenses                           (4,936)   (15,296)   (47,526)
    Other current liabilities                    (6,922)   (88,342)    92,232
                                              ---------   --------    -------
    Net cash (used in) provided by
      operating activities                     (229,751)  (209,258)   457,577
                                              ---------   --------  ---------
Cash flows from investing activities:
  Investments                                   798,544     24,107     28,506
  Capital expenditures                             (898)   (58,604)   (58,900)
                                               --------   --------   --------
    Net cash provided by (used in)
      investing activities                      797,646    (34,497)   (30,394)
                                               --------   --------   --------
Cash flows from financing activities:
  Purchase of treasury stock                     (6,562)   (11,277)    (2,411)
  Stock options exercised                             0          0      9,484
  Cash dividend paid                                  0   (290,916)         0
                                               --------   --------   --------
    Net cash (used in) provided by
      financing activities                       (6,562)  (302,193)     7,073
                                               --------   --------   --------
    Net increase (decrease)
        in cash and cash equivalents            561,333   (545,948)   434,256

Cash and cash equivalents at
  beginning of year                             705,646  1,251,594    817,338
                                              ---------  ---------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR     $1,266,979   $705,646 $1,251,594
                                             ==========  ========= ==========




Supplemental disclosures of cash flows:
  Cash paid (refunded) during the year
   for (approximately):
    Interest                                         $0         $0         $0
    Income taxes                              ($141,000)   $91,000    $50,000



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

h.  Research and Development

  Costs in connection with research and development, which amount to $461,954, $420,570 and $373,080 for the fiscal years 2007, 2006 and 2005, respectively, are charged to operations as incurred.

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

o. Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $5,000, $3,000 and $7,000 for the fiscal years 2007, 2006 and 2005, respectively.

p. Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the years ended September 30, 2007, 2006, and 2005.

q. New Accounting Pronouncements

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


2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

                                                September 30
                                          2007                 2006
                                          ----                 ----
  Raw materials and stock parts         $517,029             $411,885
  Work-in-process                         54,938               20,437
  Finished goods                          88,684               58,813
                                        --------            ---------
                                        $660,651             $491,135
                                        ========           ==========

  The Company's reserve for obsolescence equaled $389,726 at September 30, 2007 and $389,200 at September 30, 2006.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2007                 2006
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,106,412            3,106,412
  Office equipment and fixtures        1,645,098            1,644,200
                                       ---------            ---------
                                       6,713,143            6,712,245
  Less: Accumulated depreciation       6,272,134            6,158,143
                                       ---------            ---------
                                        $441,009             $554,102
                                      ==========           ==========


4. CREDIT FACILITIES

  The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable.


5. PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2007. The maximum corporate match was 6% of an employee's compensation during fiscal 2007.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2007, 2006 and 2005 were $103,171, $97,748 and $72,126, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0, $0 and $62,000 in 2007, 2006 and 2005, respectively.

6. OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2009. Rental expense under these leases for the years ended September 30, 2007, 2006 and 2005 amounted to $11,159, $11,159 and $11,180, respectively.

  Minimum rental commitments at September 30, 2007 for these leases are:

        Year Ended      Lease
       September 30    Payments
       ------------    --------

           2008           9,587
           2009           2,436
           2010               0
           2011               0
           2012               0
                        -------
                        $12,023
                        =======

7. INCOME TAXES

  The provision for income taxes consisted of the following:

                             Year Ended September 30
                           2007        2006        2005
Currently payable:
  Federal               ($149,935)  ($128,967)     71,500
  State                       650         650         650
Deferred (credit)         149,935      90,785     (32,395)
                          -------     -------     -------
                             $650    ($37,532)    $39,755
                          =======     =======     =======

A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2007______   ______2006______   ______2005______
                           Amount     %       Amount     %       Amount     %
Statutory tax rate        ($99,397)(34.0%)  ($152,620)(34.0%)   $119,668   34.0%
Surtax exemption
State income tax net of:
 Federal benefit               429   0.1%         429   0.1%        429    0.1%
Research and experimentation
 tax credits                     0   0.0%           0   0.0%    (26,431)  (7.5%)
Valuation allowance         99,397  34.0%      90,785  20.2%          0    0.0%
Federal AMT rate
 differential                    0   0.0%           0   0.0%    (54,255) (15.4%)
Other                          221   0.1%      23,874   5.3%        344    0.1%
                           -------  ----      -------  ----    --------  -----
                              $650   0.2%    ($37,532) (8.4%)   $39,755   11.3%
                           =======  ====      =======  ====     =======   ====

 The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

                                            2007          2006
                                            ----          ----
  Inventory                              $139,821       $138,789
  Accrued warranty                          4,250          4,250
  Accrued vacation                         60,892         61,242
  Accounts receivable                       4,110          3,923
  Valuation allowance                    (209,073)      (208,204)
                                          -------        -------
  Net deferred tax assets
   (liabilities) - current                     $0             $0
                                         --------        -------

  Accelerated depreciation                 $7,659       ($11,983)
  Research and experimentation
   tax credit carry forward               173,485        143,458
  AMT credit carry forward                 39,399         39,399
  NOL carryforward                         99,397              0
  Valuation allowance                    (319,940)      (170,874)
                                          -------        -------
  Net deferred tax assets
   (liabilities) - noncurrent                  $0             $0
                                          -------        -------
  Net deferred tax assets                      $0             $0
                                         ========        =======

  As required by Statement of Financial Accounting Standards No. 109, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and experimentation tax credit carry forwards expire in 2025. At September 30, 2007, the Company's federal AMT credit can be carried forward indefinitely.

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

 Information by industry segment is as follows: (thousands of dollars)
                                     2007        2006       2005
Net Sales (Unaffiliated):
  MFC                               $4,599      $4,516     $5,345
  NSI                                   35          21        188
  Total                             $4,634      $4,537     $5,533

Operating Profit (Loss): (a)
  MFC                                ($347)     ($476)      $297
  NSI                                  (10)       (53)       (13)
  Total                              ($357)     ($529)      $284

Identifiable Assets: (b)
  MFC                               $1,524      $2,386     $2,680
  NSI                                   35          35         52
  Subtotal                           1,559       2,421      2,732
  Corporate Assets-Cash and
  Cash Equivalents                   1,267         706      1,252
  Total                             $2,826      $3,127     $3,984

Depreciation Expense:
  MFC                                 $114        $163       $196
  NSI                                    0           0          2
  Total                               $114        $163       $198

Capital Expenditures:
  MFC                                 $  1        $ 59       $ 59
  NSI                                    0           0          0
  Total                               $  1        $ 59       $ 59

Significant Export Sales:
  MFC                                 $419        $279       $355

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


                                        2007
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


11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2007 and 2006:

                                        2007 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,045,073    $1,276,391    $1,122,960    $1,189,809

Cost of sales          $  708,973    $  792,194    $  766,586    $  767,732

Net (loss) income      $ (130,564)   $   24,792    $ (149,075)   $  (38,146)

(Loss) earnings
 per common share:     $     (.04)   $      .01   $      (.05)   $     (.01)



                                        2006 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,080,836    $1,292,429    $1,098,395    $1,065,055

Cost of sales          $  720,495    $  810,946    $  785,610    $  726,669

Net (loss) income      $ (121,407)   $  (42,289)   $ (178,515)   $  (69,138)

(Loss) earnings
 per common share:     $     (.04)   $     (.01)   $     (.06)   $     (.03)


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

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2007, 2006 and 2005





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2007
Allowance for doubtful accounts                 $11,537                  $0         $550            $0      $12,087
Inventory valuation reserves                    389,200                 526                                 389,726
                                               --------             -------       ------       -------     --------
                                               $400,737                $526         $550            $0     $401,813
                                               ========             =======       ======       =======     ========


Year ended September 30, 2006
Allowance for doubtful accounts                 $16,390                  $0                     $4,853      $11,537
Inventory valuation reserves                    362,139              27,061                                 389,200
                                               --------             -------       ------       -------     --------
                                               $378,529             $27,061           $0        $4,853     $400,737
                                               ========             =======       ======       =======     ========


Year ended September 30, 2005
Allowance for doubtful accounts                 $24,863                                         $8,473      $16,390
Inventory valuation reserves                    386,749                                         24,610      362,139
                                               --------             -------       ------       -------     --------
                                               $411,612                  $0           $0       $33,083     $378,529
                                               ========             =======       ======       =======     ========




