Form 10QSB
period 2007-12-31
MICROWAVE FILTER CO INC /NY/
filed 2008-02-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2007


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

       Common Stock, $.10 Par Value -    2,894,821 shares as of January 31,
2008.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                            December 31, 2007      September 30, 2007
                               (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,302                $ 1,267
Accounts receivable-trade, net          351                    371
Inventories                             638                    661
Prepaid expenses and other
 current assets                         128                     86
                                    -------                -------

Total current assets                  2,419                  2,385

Property, plant and equipment, net      435                    441
                                    -------                -------

Total assets                        $ 2,854                $ 2,826
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   173                $   163
Customer deposits                        50                     47
Accrued federal and state income
 taxes                                    1                      1
Accrued payroll and related
 expenses                                44                     58
Accrued compensated absences            194                    209
Other current liabilities                37                     30
                                    -------                -------

Total current liabilities               499                    508
                                    -------                -------

Total liabilities                       499                    508
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       201                    163
                                    -------                -------

                                      3,882                  3,844

Common stock in treasury,
 at cost                             (1,527)                (1,526)
                                    -------                -------

Total stockholders' equity            2,355                  2,318
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,854                $ 2,826
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS
                    ENDED DECEMBER 31, 2007 AND 2006
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2007          2006


Net sales                      $1,343        $1,045

Cost of goods sold                829           709
                               ------        ------
Gross profit                      514           336

Selling, general and
 administrative expenses          490           486
                               ------        ------
Income (loss)
  from operations                  24          (150)

Other income (net),
  principally interest             14            19
                               ------        ------

Income (loss) before
  income taxes                     38          (131)


Provision (benefit) for
  income taxes                      0             0
                               ------        ------

NET INCOME (LOSS)                 $38         ($131)
                               ======        ======
Per share data:

Basic earnings (loss)
  per share                     $0.01        ($0.04)
                               ======        ======
Diluted earnings (loss)
  per share                     $0.01        ($0.04)
                               ======        ======
Shares used in computing net
   earnings (loss) per share:
   Basic                        2,895         2,902
   Diluted                      3,034         3,041

See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 2007 AND 2006
                                   (Unaudited)

(Amounts in thousands)
                                    Three months ended
                                       December 31
                                    2007          2006

Cash flows from operating
 activities:
Net income (loss)                $   38        $  (131)

Adjustments to reconcile net
 loss to net cash used in
 operating activities:

Depreciation and amortization        19             28

Change in assets and liabilities:
Accounts receivable - trade          19             32
Inventories                          23            (56)
Prepaid expenses and other
 assets                             (42)             3
Accounts payable and accrued
 expenses                           (12)           (64)
Customer deposits                     3             (2)
                                 ------         ------

Net cash provided by (used
 in) operating activities            48           (190)
                                 ------         ------

Cash flows from
 investing activities:

Investments                           0              5
Capital expenditures                (12)            (1)
                                 ------         ------

Net cash (used in) provided
 by investing activities            (12)             4
                                 ------         ------

Cash flows from
 financing activities:

Purchase of treasury stock           (1)             0
                                  -----          -----
Net cash used in financing
 activities                          (1)             0
                                  -----          -----


Net increase (decrease) in
 cash and cash equivalents           35           (186)



Cash and cash equivalents
 at beginning of period           1,267            706
                                 ------         ------

Cash and cash equivalents
 at end of period                $1,302         $  520
                                 ======         ======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2007.


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


Note 3. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2007     September 30, 2007

Raw materials and stock parts            $496                  $517
Work-in-process                            53                    55
Finished goods                             89                    89
                                         ----                  ----
                                         $638                  $661
                                         ====                  ====

 The Company's reserve for obsolescence equaled $389,726 at December 31, 2007 and September 30, 2007.

Note 4. Income Taxes

  The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48) as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption of FIN 48. The Company has provided a full valuation allowance against its deferred tax assets.

  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years 2004 through 2007. The Company's state tax returns are open to audit under the statute of limitations for the fiscal years 2004 through 2007.

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

  The Company has adopted the provisions of SFAS No. 123R, "Share-Based Payment", for the fiscal year beginning October 1, 2007.

A summary of all stock option activity and information related to all options outstanding follows:

                                   Three months ended
                                   December 31, 2007
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


Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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




RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 2007 vs. THREE MONTHS ENDED DECEMBER 31, 2006.

The following table sets forth the Company's net sales by major product group for the three months ended December 31, 2007 and 2006.


Product group (in thousands)          Fiscal 2008    Fiscal 2007

Microwave Filter (MFC):
  Cable TV                               $  499         $  417
  RF/Microwave                              444            292
  Satellite                                 372            253
  Broadcast TV                               26             65
Niagara Scientific (NSI)                      2             18
                                         ------         ------
    Total                                $1,343         $1,045
                                         ======         ======
Sales backlog at 12/31                   $  526         $  782
                                         ======         ======

  Net sales for the three months ended December 31, 2007 equaled $1,343,311, an increase of $298,238 or 28.5% when compared to net sales of $1,045,073 for the three months ended December 31, 2006.

  MFC sales for the three months ended December 31, 2007 equaled $1,341,537, an increase of $314,158 or 30.6%, when compared to sales of $1,027,379 for the three months ended December 31, 2006.

  MFC's Cable TV product sales for the three months ended December 31, 2007 equaled $499,587, an increase of $82,620 or 19.8%, when compared to sales of $416,967 during the same period last year. Despite the increase in Cable TV product sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's RF/Microwave product sales for the three months ended December 31, 2007 equaled $444,495, an increase of $152,554 or 52.3%, when compared to RF/Microwave product sales of $291,941 for the three months ended December 31, 2006. The Company's RF/Microwave products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales for the three months ended December 31, 2007 equaled $371,606, an increase of $118,584 or 46.9%, when compared to sales of $253,022 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended December 31, 2007 equaled $25,849, a decrease of $39,600 or 60.5%, when compared to sales of $65,449 during the same period last year primarily due to a decrease in demand for UHF Broadcast products.

  NSI sales for the three months ended December 31, 2007 equaled $1,774, a decrease of $15,920 when compared to sales of $17,694 for the three months ended December 31, 2006. NSI sales consist primarily of field service and spare part orders. NSI has been concentrating on quoting low risk jobs in an effort to maintain targeted profit margins. Although this may impact sales levels, it should improve profit margins and also allow engineering resources to focus on higher priorities.

  The Company's sales order backlog equaled $526,450 at December 31, 2007 compared to sales order backlog of $502,760 at September 30, 2007. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December 31, 2007 is scheduled to ship by September 30, 2008.

  The Company recorded net income of $37,750, or $.01 per share, for the three months ended December 31, 2007 compared to a net loss of $130,564, or a loss of $.04 per share, for the three months ended December 31, 2006. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Gross profit for the three months ended December 31, 2007 equaled $514,439, an increase of $178,339 or 53.1%, when compared to gross profit of $336,100 for the three months ended December 31, 2006. As a percentage of sales, gross profit equaled 38.3% for the three months ended December 31, 2007 compared to 32.2% for the three months ended December 31, 2006. The increases in gross profit can primarily be attributed to the higher sales volume allowing the company to absorb fixed manufacturing costs.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2007 equaled $490,082, an increase of $4,462 or 0.9%, when compared to SG&A expenses of $485,620 for the three months ended December 31, 2006. As a percentage of sales, SGA expenses decreased to 36.5% for the three months ended December 31, 2007 compared to 46.5% for the three months ended December 31, 2006 due to the higher sales volume.

  Other income is primarily interest income earned on invested cash balances. Other income equaled $12,589 for the three months ended December 31, 2007 compared to $18,956 for the three months ended December 31, 2006. The decrease is primarily due to lower invested cash balances this year compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for both the three months ended December 31, 2007 and 2006. Any benefit for losses have been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.





Off-Balance Sheet Arrangements

   At December 31, 2007 and 2006, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES


                                   December 31, 2007     September 30, 2007

    Cash & cash equivalents           $1,301,733            $1,266,979
    Working capital                   $1,920,240            $1,876,767
    Current ratio                      4.85 to 1             4.69 to 1
    Long-term debt                       $     0               $     0


  Cash and cash equivalents increased $34,754 to $1,301,733 at December 31,2007 when compared to cash and cash equivalents of $1,266,979 at September 30, 2007. The increase was a result of $47,831 in net cash provided by operating activities, $12,205 in net cash used for capital expenditures and $872 in net cash used to purchase treasury stock.

  Cash provided by operating activities can primarily be attributed to net income.

  At December 31, 2007, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2007. For a detailed discussion of market risk, see our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A. The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed annual report on Form 10-KSB and above. There have been no material changes from the risk factors as previously disclosed in the Company's annual report on Form 10-KSB.

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


                               MICROWAVE FILTER COMPANY, INC.


February 14, 2008                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 14, 2008                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer