Form 10QSB
period 2008-03-31
MICROWAVE FILTER CO INC /NY/
filed 2008-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2008


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

       Common Stock, $.10 Par Value -    2,894,594 shares as of April 30, 2008.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               March 31, 2008       September 30, 2007
                                (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $ 1,311                $ 1,267
Accounts receivable-trade, net          280                    371
Inventories                             680                    661
Prepaid expenses and other
 current assets                         107                     86
                                    -------                -------

Total current assets                  2,378                  2,385

Property, plant and equipment, net      424                    441
                                    -------                -------

Total assets                        $ 2,802                $ 2,826
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   188                $   163
Customer deposits                        34                     47
Accrued federal and state income
 taxes payable                            1                      1
Accrued payroll and related
 expenses                                80                     58
Accrued compensated absences            195                    209
Other current liabilities                28                     30
                                    -------                -------

Total current liabilities               526                    508
                                    -------                -------

Total liabilities                       526                    508
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       122                    163
                                    -------                -------

                                      3,803                  3,844
Common stock in treasury,
 at cost                             (1,527)                (1,526)
                                    -------                -------

Total stockholders' equity            2,276                  2,318
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,802                $ 2,826
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED MARCH 31, 2008 AND 2007
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2008          2007         2008         2007

Net sales                      $1,217        $1,276       $2,560       $2,321

Cost of goods sold                816           792        1,645        1,501
                               ------        ------       ------       ------
Gross profit                      401           484          915          820

Selling, general and
 administrative expenses          490           475          980          960
                               ------        ------       ------       ------
(Loss) income from
  operations                      (89)            9          (65)        (140)

Other income (net),
  principally interest             10            15           24           34
                               ------        ------       ------       ------

(Loss) income before
  income taxes                    (79)           24          (41)        (106)

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET (LOSS) INCOME                ($79)          $24         ($41)       ($106)
                               ======        ======       ======       ======
Per share data:

Basic (loss) earnings
   per share                   ($0.03)        $0.01       ($0.01)      ($0.04)
                               ======        ======       ======       ======
Diluted (loss) earnings
   per share                   ($0.03)        $0.01       ($0.01)      ($0.03)
                               ======        ======       ======       ======
Shares used in computing
   net earnings (loss) per share:
   Basic                        2,895         2,902        2,895        2,902
   Diluted                      3,033         3,040        3,034        3,041


See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (Unaudited)

(Amounts in thousands)


                                         Six months ended
                                             March 31
                                         2008        2007

Cash flows from operating
 activities:

Net (loss) income                        ($  41)     ($ 106)

Adjustments to reconcile
 net (loss) income to net
 cash (used in) provided by
 operating activities:
Depreciation and amortization                38          57

Change in assets and liabilities:
Accounts receivable                          91        (107)
Federal and state income
 tax recoverable                              0         138
Inventories                                 (20)       (126)
Prepaid expenses & other
 assets                                     (21)        (12)
Accounts payable & accrued
 expenses                                    32          11
Customer deposits                           (13)         (2)
                                          -----       -----
Net cash provided by (used in)
 operating activities                        66        (147)
                                          -----       -----

Cash flows from investing
activities:
Investments                                   0          14
Capital expenditures                        (21)         (1)
                                          -----       -----
Net cash (used in) provided by
 investing activities                       (21)         13
                                          -----       -----
Cash flows from financing
activities:
Purchase of treasury stock                   (1)         (1)
                                          -----       -----
Net cash used in financing
 activities                                  (1)         (1)
                                          -----       -----

Increase (decrease) in cash
 and cash equivalents                        44        (135)

Cash and cash equivalents
 at beginning of period                   1,267         706
                                          -----       -----

Cash and cash equivalents
 at end of period                        $1,311       $ 571
                                          =====       =====





See Accompanying Notes to Consolidated Financial Statements

                        MICROWAVE FILTER COMPANY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2008


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2007.



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


Note 3. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             March 31, 2008     September 30, 2007

Raw materials and stock parts              $550                 $517
Work-in-process                              51                   55
Finished goods                               79                   89
                                           ----                 ----
                                           $680                 $661
                                           ====                 ====

 The Company's reserve for obsolescence equaled $389,726 at March 31, 2008 and September 30, 2007.

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

A summary of all stock option activity and information related to all options outstanding follows:

                                    Six months ended
                                     March 31, 2008
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




RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2008 vs. THREE MONTHS ENDED MARCH 31, 2007 The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2008 and 2007.


Product group (in thousands)          Fiscal 2008    Fiscal 2007

Microwave Filter (MFC):
  Cable TV                               $  486         $  537
  RF/Microwave                              368            462
  Satellite                                 312            234
  Broadcast TV                               48             36
Niagara Scientific (NSI)                      3              7
                                         ------         ------
  Total                                  $1,217         $1,276
                                         ======         ======
Sales backlog at 3/31                    $  443         $  634
                                         ======         ======

  Net sales for the three months ended March 31, 2008 equaled $1,216,664, a decrease of $59,727 or 4.7%, when compared to net sales of $1,276,391 for the three months ended March 31, 2007.

  MFC's Cable TV product sales decreased $51,667 or 9.6% to $485,643 during the three months ended March 31, 2008 when compared to Cable TV product sales of $537,310 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's RF/Microwave product sales decreased $93,866 or 20.3% to $368,318 for the three months ended March 31, 2008 when compared to RF/Microwave product sales of $462,184 during the same period last year. The decrease can be attributed to a decrease in sales to the U. S. Government. For the three months ended March 31, 2008 sales to the U.S. Government equaled $4,488 compared to sales to the U.S. Government of $134,930 during the three months ended March 31, 2007. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales for the three months ended March 31, 2008 equaled $312,163, an increase of $77,965 or 33.3%, when compared to sales of $234,198 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended March 31, 2008 equaled $47,674, an increase of $12,113 or 34.1%, when compared to sales of $35,561 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products.

  MFC's sales order backlog equaled $442,722 at March 31, 2008 compared to sales order backlog of $502,760 at September 30, 2007. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at March 31, 2008 is scheduled to ship by September 30, 2008.

  NSI sales for the three months ended March 31, 2008 equaled $2,866, a decrease of $4,272, when compared to sales of $7,138 for the three months ended March 31, 2007. NSI sales consist primarily of field service and spare part orders.

  Gross profit for the three months ended March 31, 2008 equaled $400,404, a decrease of $83,793 or 17.3%, when compared to gross profit of $484,197 for the three months ended March 31, 2007. As a percentage of sales, gross profit equaled 32.9% for the three months ended March 31, 2008 compared to 37.9% for the three months ended March 31, 2007. The decreases in gross profit can be attributed to the lower sales volume, product sales mix and higher direct material costs this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2008 equaled $489,785, an increase of $14,962 or 3.2%, when compared to SG&A expenses of $474,823 for the three months ended March 31,
2007. The     increase can primarily be attributed to increases in printing and postage costs which were associated with promotional mailings this year when compared to the same period last year. As a percentage of sales, SGA expenses increased to 40.3% for the three months ended March 31, 2008 compared to 37.2% for the three months ended March 31, 2007 due to both the higher expenses and lower sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $89,381 for the second quarter ended March 31, 2008 compared to income from operations of $9,374 for the three months ended March 31, 2007. The decrease in operating income can be attributed to the lower sales volume, lower gross profit and higher SGA expenses this year when compared to the same period last year.

  Other income for the three months ended March 31, 2008 equaled $10,259, a decrease of $5,159 when compared to other income of $15,418 for the three months ended March 31, 2007. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances and lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended March 31, 2008. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


SIX MONTHS ENDED MARCH 31, 2008 vs. SIX MONTHS ENDED MARCH 31, 2007
The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2008 and 2007.


Product group (in thousands)          Fiscal 2008    Fiscal 2007

Microwave Filter (MFC):
  Cable TV                               $  985         $  954
  RF/Microwave                              813            754
  Satellite                                 684            487
  Broadcast TV                               73            101
Niagara Scientific (NSI)                      5             25
                                         ------         ------
    Total                                $2,560         $2,321
                                         ======         ======
Sales backlog at 3/31                    $  443         $  634
                                         ======         ======

  Net sales for the six months ended March 31, 2008 equaled $2,559,975, an increase of $238,511 or 10.3%, when compared to net sales of $2,321,464 for the six months ended March 31, 2007.

  MFC's Cable TV product sales increased $30,953 or 3.2% to $985,230 during the six months ended March 31, 2008 when compared to Cable TV product sales of $954,277 during the six months ended March 31, 2007. Despite the increase in Cable TV sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's RF/Microwave product sales increased $58,687 or 7.8% to $812,813 for the six months ended March 31, 2008 when compared to RF/Microwave product sales of $754,126 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales for the six months ended March 31, 2008 equaled $683,769, an increase of $196,550 or 40.3%, when compared to sales of $487,219 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the six months ended March 31, 2008 equaled $73,523, a decrease of $27,487 or 27.2%, when compared to sales of $101,010 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products.

  NSI sales for the six months ended March 31, 2008 equaled $4,640, a decrease of $20,192, when compared to sales of $24,832 for the six months ended March 31, 2007. NSI sales consist primarily of field service and spare part orders.

  Gross profit for the six months ended March 31, 2008 equaled $914,843, an increase of $94,546, or 10.3%, when compared to gross profit of $820,297 for the six months ended March 31, 2007. As a percentage of sales, gross profit
equaled    35.7% for the six months ended March 31, 2008 compared to 35.3% for the six months ended March 31, 2007. The increases in gross profit can primarily be attributed to the higher sales volume this year when compared to last year.

  SG&A expenses for the six months ended March 31, 2008 equaled $979,867 an increase of $19,424 or 2.0%, when compared to SG&A expenses of $960,443 for the six months ended March 31, 2007. The increase can be attributed to increases in printing and postage costs which were associated with promotional mailings this year. As a percentage of sales, SGA expenses decreased to 38.3% for the six months ended March 31, 2008 compared to 41.4% for the six months ended March 31, 2007 due primarily to the higher sales volume this year.

  The Company recorded a loss from operations of $65,024 for the six months ended March 31, 2008 compared to a loss from operations of $140,146 for the six months ended March 31, 2007. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income for the six months ended March 31, 2008 equaled $23,652, a crease of $10,722, when compared to other income of $34,374 for the six months ended March 31, 2007. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances and lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the six months ended March 31, 2008. The benefit for the current year loss has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.



Off-Balance Sheet Arrangements

  At March 31, 2008 and 2007, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

                              Mar. 31, 2008       Sep. 30, 2007

Cash & cash equivalents         $1,310,595          $1,266,979
Working capital                 $1,851,956          $1,876,767
Current ratio                    4.52 to 1           4.69 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents increased $43,616 to $1,310,595 at March 31, 2008 when compared to cash and cash equivalents of $1,266,979 at September 30, 2007. The increase was a result of $65,415 in net cash provided by operating activities, $20,851 in net cash used in investing activities and $948 in net cash used in financing activities.

  The decrease of $90,974 in accounts receivable at March 31, 2008, when compared to September 30, 2007, can primarily be attributable to an improvement in accounts receivable collections during the quarter ended March 31, 2008 when compared to the quarter ended September 30, 2007.

  Cash used in investing activities during the six months ended March 31, 2008 consisted of funds used for capital expenditures of $20,851.

  Cash used in financing activities during the six months ended March 31, 2008 consisted of funds used to purchase treasury stock of $948.

  At March 31, 2008, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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

  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2008. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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


Item 1A. The Company is exposed to certain risk factors that may effect operations and/or financial results. The significant factors known to the Company are described in the Company's most recently filed annual report on Form 10-KSB. There have been no material changes from the risk factors as previously disclosed in the Company's annual report on Form 10-KSB.


Item 2.  Changes in Securities

         None during this reporting period.


Item 3.  Defaults Upon Senior Securities

         The Company has no senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 2, 2008 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

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

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

           DIRECTORS                VOTES FOR        AUTHORITY
                                                     WITHHELD

       Carl F. Fahrenkrug           2,269,569         221,840
       Daniel P. Galbally           2,271,311         220,098
       Frank S. Markovich           2,271,996         219,413
       Perry A. Harvey              2,271,311         220,098

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


                               MICROWAVE FILTER COMPANY, INC.


May 13, 2008                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 13, 2008                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer