Form 10QSB
period 2008-06-30
MICROWAVE FILTER CO INC /NY/
filed 2008-08-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB



Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2008


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

       Common Stock, $.10 Par Value -    2,893,536 shares as of June 30, 2008.

                      PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               June 30, 2008       September 30, 2007
                                (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,357                $ 1,267
Accounts receivable-trade, net          306                    371
Inventories                             678                    661
Prepaid expenses and other
 current assets                          86                     86
                                    -------                -------

Total current assets                  2,427                  2,385

Property, plant and equipment, net      406                    441
                                    -------                -------

Total assets                        $ 2,833                $ 2,826
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   186                $   163
Customer deposits                        19                     47
Accrued federal and state income
 taxes payable                            1                      1
Accrued payroll and related
 expenses                                63                     58
Accrued compensated absences            208                    209
Other current liabilities                27                     30
                                    -------                -------

Total current liabilities               504                    508
                                    -------                -------

Total liabilities                       504                    508
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       176                    163
                                    -------                -------

                                      3,857                  3,844
Common stock in treasury,
 at cost                             (1,528)                (1,526)
                                    -------                -------

Total stockholders' equity            2,329                  2,318
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,833                $ 2,826
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS
                      ENDED JUNE 30, 2008 AND 2007
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Nine months ended
                                     June 30                    June 30
                                2008          2007         2008         2007


Net sales                      $1,362        $1,123       $3,922       $3,444

Cost of goods sold                819           767        2,465        2,268
                               ------        ------       ------       ------
Gross profit                      543           356        1,457        1,176

Selling, general and
 administrative expenses          500           520        1,479        1,480
                               ------        ------       ------       ------
Income (loss) from
  operations                       43          (164)         (22)        (304)

Other income (net),
  principally interest             11            15           35           49
                               ------        ------       ------       ------

Income (loss) before
  income taxes                     54          (149)          13         (255)

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET INCOME (LOSS)                 $54         ($149)         $13        ($255)
                               ======        ======       ======       ======
Per share data:

Basic and Diluted earnings
  (loss) per share              $0.02        ($0.05)       $0.00       ($0.09)
                               ======        ======       ======       ======
Shares used in computing
   net earnings (loss) per share:
   Basic and Diluted            2,894         2,898        2,895        2,901



See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007
                                 (Unaudited)

(Amounts in thousands)


                                        Nine months ended
                                             June 30
                                         2008        2007


Cash flows from operating
 activities:

Net income (loss)                        $  13       ($ 255)

Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)

 operating activities:
Depreciation and amortization               58           85

Change in assets and liabilities:
Accounts receivable                         65           20
Federal and state income
 tax recoverable                             0          138
Inventories                                (17)        (151)
Prepaid expenses & other
 assets                                      0           14
Accounts payable & accrued
 expenses                                   23          (29)
Customer deposits                          (28)           1
                                         -----        -----
Net cash provided by (used in)
 operating activities                      114         (177)
                                         -----        -----

Cash flows from investing
activities:
Investments                                  0           20
Capital expenditures                       (22)          (1)
                                         -----        -----
Net cash (used in) provided by
 investing activities                      (22)          19
                                         -----        -----

Cash flows from financing
activities:
Purchase of treasury stock                  (2)          (6)
                                         -----        -----
Net cash used in financing
 activities                                 (2)          (6)
                                         -----        -----

Increase (decrease) in cash
 and cash equivalents                       90         (164)

Cash and cash equivalents
 at beginning of period                  1,267          706
                                         -----        -----

Cash and cash equivalents
 at end of period                       $1,357        $ 542
                                        ======        =====


Supplemental disclosures of cash flows:
  Cash paid (refunded) during the year
   for (approximately):
    Interest                                $0           $0
    Income taxes                            $0           $0


See Accompanying Notes to Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2008


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2007.



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


Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)              June 30, 2008     September 30, 2007

Raw materials and stock parts              $548                 $517
Work-in-process                              51                   55
Finished goods                               79                   89
                                           ----                 ----
                                           $678                 $661
                                           ====                 ====

  The Company's reserve for obsolescence equaled $389,726 at June 30, 2008 and September 30, 2007.

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


Note 5. Stock Options

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserves 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47. All options were 100% vested. The 1998 Plan terminated on April 10, 2008.

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

A summary of all stock option activity and information related to all options outstanding follows:

                                    Nine months ended
                                      June 30, 2008
                                   ------------------
                            ISOs                     NQSOs
                          --------                  --------
                       Exercise   Shares         Exercise   Shares
                        Price                     Price
                       --------  --------        --------  --------
Outstanding at
 beginning of period   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled              $1.47     108,548         $1.47     30,000
                       ------   --------         ------  --------
Outstanding at
  end of period           -           0             -          0
                       ------   --------         ------  --------



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

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2008 vs. THREE MONTHS ENDED JUNE 30, 2007 The following table sets forth the Company's net sales by major product group for the three months ended June 30, 2008 and 2007.


Product group (in thousands)          Fiscal 2008    Fiscal 2007

Microwave Filter (MFC):
  Cable TV                               $  524         $  484
  Satellite                                 461            229
  RF/Microwave                              353            380
  Broadcast TV                               23             22
Niagara Scientific (NSI)                      1              8
                                         ------         ------
  Total                                  $1,362         $1,123
                                         ======         ======
Sales backlog at 6/30                    $  384         $  495
                                         ======         ======

  Net sales for the three months ended June 30, 2008 equaled $1,362,359, an increase of $239,399 or 21.3%, when compared to net sales of $1,122,960 for the three months ended June 30, 2007.

  MFC's Cable TV product sales increased $41,179 or 8.5% to $524,655 during the three months ended June 30, 2008 when compared to Cable TV product sales of $483,476 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television scheduled for completion by February 17, 2009. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's Satellite product sales increased $231,571 or 101% to $460,739 during the three months ended June 30, 2008 when compared to sales of $229,168 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales decreased $26,291 or 6.9% to $353,444 for the three months ended June 30, 2008 when compared to RF/Microwave product sales of $379,735 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless Cable product sales increased $638 or 2.9% to $22,867 for the three months ended June 30, 2008 when compared to sales of $22,229 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products.

  MFC's sales order backlog equaled $384,252 at June 30, 2008 compared to sales order backlog of $502,760 at September 30, 2007 and $495,409 at June 30, 2007. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 85% of the sales order backlog at June 30, 2008 is scheduled to ship by September 30, 2008.

  NSI sales for the three months ended June 30, 2008 equaled $654 compared to sales of $8,352 for the three months ended June 30, 2007. NSI sales consist primarily of field service and spare parts.

  Gross profit for the three months ended June 30, 2008 equaled $542,854, an increase of $186,480 or 52.3%, when compared to gross profit of $356,374 for the three months ended June 30, 2007. As a percentage of sales, gross profit equaled 39.8% for the three months ended June 30, 2008 compared to 31.7% for the three months ended June 30, 2007. The increases in gross profit can primarily be attributed to the higher sales volume this year allowing the Company to better absorb fixed costs.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2008 equaled $499,549, a decrease of $20,635 or 4.0%, when compared to SG&A expenses of $520,184 for the three months ended June 30, 2007. The decrease can primarily be attributed to lower payroll costs this year when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 36.7% for the three months ended June 30, 2008 compared to 46.3% for the three months ended June 30, 2007 primarily due to the higher sales volume this year when compared to the same period last year.

  The Company recorded income from operations of $43,305 for the third quarter ended June 30, 2008 compared to a loss from operations of $163,810 for the three months ended June 30, 2007. The improvement in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income for the three months ended June 30, 2008 equaled $10,951, a decrease of $3,784 when compared to other income of $14,735 for the three months ended June 30, 2007. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended June 30, 2008. The Company has provided a full valuation allowance against its deferred tax assets since the realization of the deferred tax benefit is not considered more likely than not.


NINE MONTHS ENDED JUNE 30, 2008 vs. NINE MONTHS ENDED JUNE 30, 2007
The following table sets forth the Company's net sales by major product group for the nine months ended June 30, 2008 and 2007.


Product group (in thousands)          Fiscal 2008    Fiscal 2007

Microwave Filter (MFC):
  Cable TV                               $1,510         $1,438
  Satellite                               1,145            716
  RF/Microwave                            1,166          1,134
  Broadcast TV                               96            123
Niagara Scientific (NSI)                      5             33
                                         ------         ------
    Total                                $3,922         $3,444
                                         ======         ======
Sales backlog at 6/30                    $  384         $  495
                                         ======         ======

  Net sales for the nine months ended June 30, 2008 equaled $3,922,334, an increase of $477,910 or 13.9%, when compared to net sales of $3,444,424 for the nine months ended June 30, 2007.

  MFC's Cable TV product sales increased $72,132 or 5.0% to $1,509,885 during the nine months ended June 30, 2008 when compared to Cable TV product sales of $1,437,753 during the nine months ended June 30, 2007. Despite the increase in Cable TV product sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television scheduled for completion by February 17, 2009. Although the Company has developed filters for digital television, the demand for these types of filters is unknown at this time.

  MFC's Satellite product sales increased $428,121 OR 59.8% TO $1,144,508 during the nine months ended June 30, 2008 when compared to sales of $716,387 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales increased $32,396 or 2.9% to $1,166,257 during the nine months ended June 30, 2008 when compared to RF/Microwave product sales of $1,133,861 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers
(OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless Cable product sales decreased $26,849 or 21.8% to $96,390 during the nine months ended June 30, 2008 when compared to sales of $123,239 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products.

  NSI sales for the nine months ended June 30, 2008 equaled $5,294 compared to sales of $33,184 for the nine months ended June 30, 2007. NSI sales consist primarily of field service and spare parts.

  Gross profit for the nine months ended June 30, 2008 equaled $1,457,697, an increase of $281,026, or 23.9%, when compared to gross profit of $1,176,671 for the nine months ended June 30, 2007. As a percentage of sales, gross profit equaled 37.2% for the nine months ended June 30, 2008 compared to 34.2% for the nine months ended June 30, 2007. The increases in gross profit can primarily be attributed to the higher sales volume this year allowing the Company to better absorb fixed costs.

  SG&A expenses for the nine months ended June 30, 2008 equaled $1,479,416, a decrease of $1,211 or 0.1%, when compared to SG&A expenses of $1,480,627 for the nine months ended June 30, 2007. As a percentage of sales, SGA expenses decreased to 37.7% for the nine months ended June 30, 2008 compared to 43.0% for the nine months ended June 30, 2007 due primarily to the higher sales volume this year.

  The Company recorded a loss from operations of $21,719 for the nine months ended June 30, 2008 compared to a loss from operations of $303,956 for the nine months ended June 30, 2007. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income for the nine months ended June 30, 2008 equaled $34,603, a decrease of $14,506, when compared to other income of $49,109 for the nine months ended June 30, 2007. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates this year when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the nine months ended June 30, 2008. The Company has provided a full valuation allowance against its deferred tax assets since the realization of the deferred tax benefit is not considered more likely than not.



Off-Balance Sheet Arrangements

  At June 30, 2008 and 2007, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

                              June 30, 2008       Sep. 30, 2007

Cash & cash equivalents         $1,357,097          $1,266,979
Working capital                 $1,923,211          $1,876,807
Current ratio                    4.82 to 1           4.69 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents increased $90,118 to $1,357,097 at June 30, 2008 when compared to cash and cash equivalents of $1,266,979 at September 30, 2007. The increase was a result of $114,532 in net cash provided by operating activities, $22,461 in net cash used in investing activities and $1,953 in net cash used in financing activities.

  The decrease of $64,370 in accounts receivable at June 30, 2008, when compared to September 30, 2007, can primarily be attributable to an improvement in accounts receivable collections during the quarter ended June 30, 2008 when compared to the quarter ended September 30, 2007.

  Cash used in investing activities during the nine months ended June 30, 2008 consisted of funds used for capital expenditures of $22,461.

  Cash used in financing activities during the nine months ended June 30, 2008 consisted of funds used to purchase treasury stock of $1,953.

  At June 30, 2008, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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

  In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

  In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

  In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June 30, 2008. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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


August 13, 2008                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 13, 2008                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer