Form 10-K
period 2008-09-30
MICROWAVE FILTER CO INC /NY/
filed 2008-12-18
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                 FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_______September 30, 2008_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________to___________________________________

Commission file number__________________0-10976________________________________

______________________Microwave Filter Company, Inc____________________________
           (Exact name of registrant as specified in its charter)

__________New York__________________________16-0928443_________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)
_____6743 Kinne Street,  East Syracuse, NY________13057________________________
(Address of principal executive offices)          (Zip code)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ______ Accelerated filer ______
Non-accelerated filer ______ (Do not check if smaller reporting company) Smaller reporting company ____X____.

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2008, was approximately $1,395,806.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2008:   2,648,451

DOCUMENTS INCORPORATED BY REFERENCE
     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2009 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                           PART I


ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2008 Annual Report and Form 10-K for the fiscal year ended September 30, 2008 and other Securities and Exchange Commission filings. Forward-looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


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

WORLD TRADE
-----------

  Management believes that world marketing is a route to substantial expansion of sales for MFC. Significant efforts have been made over the last year to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions. The Company's international sales increased $177,622 or 42.4% to $596,321 for the fiscal year ended September 30, 2008 when compared to international sales of $418,699 during the fiscal year ended September 30, 2007.

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

EXPORT CONTROLS
---------------

  Our products are subject to the Export Administration Regulations ("EAR") administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations ("ITAR") administered by the U.S. Department of State. EAR restricts the export of defense products, technical data and defense services. We believe that we have implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations.

ENVIRONMENTAL REGULATION
------------------------

  Compliance with federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous waste and other activities affecting the environment has been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial statements and management believes that such compliance will not have a material effect on the Company's liquidity and capital resources, competitive position or financial statements in the future.

BACKLOG
-------

  At September 30, 2008, the Company's total backlog of orders, which represents firm orders from customers, was $415,911 compared to $502,760 at September 30, 2007. The total Company backlog at September 30, 2008 is scheduled to ship during fiscal 2009. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2008, the Company employed 49 full-time and 4 part-time employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $473,957, $461,954 and $420,570 for the fiscal years 2008, 2007 and 2006, respectively. Research and development costs are charged to operations as incurred.

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


ITEM 1A. RISK FACTORS

  Not applicable.


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


Fiscal 2008                        High      Low

Oct. 1, 2007 to Dec. 31, 2007   $  .94    $  .60
Jan. 1, 2008 to Mar. 31, 2008      .94       .70
Apr. 1, 2008 to June 30, 2008      .96       .56
July 1, 2008 to Sept. 30, 2008     .85       .65


Fiscal 2007                        High      Low

Oct. 1, 2006 to Dec. 31, 2006   $  1.67   $  1.07
Jan. 1, 2007 to Mar. 31, 2007      1.25       .88
Apr. 1, 2007 to June 30, 2007      1.00       .73
July 1, 2007 to Sept. 30, 2007      .94       .76


  The Company had approximately 650 holders of record of its common stock at September 30, 2008.

  Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into consideration various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserved 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47. All options were 100% vested. The 1998 Plan terminated on April 10, 2008.

  Additional information regarding our stock option plan and plan activity for 2008 is provided in our consolidated financial statements. See "Notes to Consolidated Financial Statements, Note 9 - Stock options."



ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - "Financial Statements and Supplemental Data."



Five Year Summary of Financial Data


                                                           September 30
                                     2008         2007         2006          2005         2004
Net Sales                        $ 5,231,125  $ 4,634,233  $ 4,536,715   $ 5,533,398   $ 4,876,219
Net Income (Loss)                $    39,516  $  (292,993) $  (411,349)  $   312,211   $  (176,317)
Total Assets                     $ 2,816,736  $ 2,826,042  $ 3,126,373   $ 3,983,652   $ 3,626,605
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Basic Earnings (Loss)
 Per Share                       $       .01  $      (.10) $      (.14)  $       .11   $      (.06)
Diluted Earnings (Loss)
 Per Share                       $       .01  $      (.10) $      (.13)  $       .10   $      (.06)
Shares Used In Computing Net
 Earnings (Loss) Per Share:
 Basic                             2,894,214    2,899,660    2,905,355     2,908,503     2,904,669
 Diluted                           2,967,274    3,038,098    3,043,903     3,049,115     2,946,482
Cash ($) Dividends Paid Per
   Share                         $       .00  $       .00  $       .10   $       .00   $       .00



Net income (loss) as a percentage of:   2008         2007         2006         2005          2004
Net Sales..........................     0.7%        (6.3%)       (9.1%)        5.6%         (3.6%)
Assets   ..........................     1.4%       (10.4%)      (13.2%)        7.8%         (4.9%)
Equity.............................     1.7%       (12.6%)      (15.7%)        9.4%         (5.9%)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Microwave Filter Company, Inc. (MFC) operates primarily in the United States and principally in one industry. The Company extends credit to business customers, including original equipment manufacturers (OEMs), distributors and other end users, based upon ongoing credit evaluations. Microwave Filter Company, Inc. designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio and commercial and defense electronics. Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback. For the last three years, NSI's sales have consisted of spare parts orders.


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product groups for each of the fiscal years in the three year period ended September 30, 2008.


Product group (in thousands) Fiscal 2008    Fiscal 2007   Fiscal 2006

Microwave Filter:
  Cable TV                      $1,958         $1,922        $1,882
  RF/Microwave                   1,532          1,497         1,624
  Satellite                      1,549            989           893
  Broadcast TV                     185            191           116
Niagara Scientific                   7             35            21
                                ------         ------        ------
    Total                       $5,231         $4,634        $4,536
                                ======         ======        ======
Sales backlog at 9/30           $  416         $  503        $  732
                                ======         ======        ======

Fiscal 2008 compared to fiscal 2007

  Consolidated net sales for the fiscal year ended September 30, 2008 equaled $5,231,125, an increase of $596,892 or 12.9%, when compared to consolidated net sales of $4,634,233 during the fiscal year ended September 30, 2007.

  MFC's Cable TV product sales increased $35,515 or 1.8% to $1,957,720 during the fiscal year ended September 30, 2008 when compared to Cable TV product sales of $1,922,205 during the fiscal year ended September 30, 2007. Despite the increase in sales, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the current NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Televison stations serving all markets in the United States are currently airing digital television programming, although they still must provide analog programming until the target date set by Congress for completion of the transition to DTV - February 17, 2009. That date may be extended, however, until most homes (85%) in an area are able to watch the DTV programming. At that point, broadcasting on the current (analog) channels will end and that spectrum will be put to other uses reducing the need for analog filters which MFC currently supplies. Until the transition to DTV is complete, television stations will continue broadcasting on both their digital and analog channels. MFC has developed and is supplying filters for digital television; however, the demand for these filters is unknown at this time.

  MFC's RF/Microwave product sales increased $35,777 or 2.4% to $1,532,711 during the fiscal year ended September 30, 2008 when compared to sales of $1,496,934 during the fiscal year ended September 30, 2007. The Company's RF/Microwave products are primarily sold to original equipment manufacturers
(OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales increased $560,310 or 56.7% to $1,548,838 during the fiscal year ended September 30, 2008 when compared to sales of $988,528 during the fiscal year ended September 30, 2007. The increase can be attributed to an increase in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV product sales decreased $6,250 or 3.3% to $184,910 for the fiscal year ended September 30, 2008 when compared to sales of $191,160 for the fiscal year ended September 30, 2007 primarily due to a decrease in demand for UHF Broadcast products.

   At September 30, 2008, the Company's total backlog of orders, which represents firm orders from customers, equaled $415,911 compared to $502,760 at September 30, 2007. The total Company backlog at September 30, 2008 is scheduled to ship during fiscal 2009. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit increased $338,471 or %21.2 to $1,937,219 during the fiscal year ended September 30, 2008 when compared to gross profit of $1,598,748 during the fiscal year ended September 30, 2007. As a percentage of sales, gross profit increased to 37.0% during the fiscal year ended September 30, 2008 compared to 34.5% during the fiscal year ended September 30, 2007. The increase in gross profit can primarily be attributed to the higher sales volume this year allowing the Company to better absorb fixed expenses.

  Selling, general and administrative (SG&A) expenses decreased $16,589 or 0.8% to $1,939,422 during the fiscal year ended September 30, 2008 when compared to SG&A expenses of $1,956,011 during the fiscal year ended September 30, 2007. As a percentage of sales, SG&A expenses decreased to 37.1% during fiscal 2008 when compared to 42.2% during fiscal 2007 due primarily to the higher sales volume this year when compared to last year.

  Income from operations improved $355,060 to a loss from operations of $2,203 during the fiscal year ended September 30, 2008 when compared to a loss from operations of $357,263 during the fiscal year ended September 30, 2007. The improvement can primarily be attributed to the higher sales volume this year when compared to last year.

  Other income decreased $22,676 to $42,244 for the fiscal year ended September 30, 2008 when compared to other income of $64,920 for the fiscal year ended September 30, 2007. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The Company recorded a provision for income taxes of $525 for the fiscal year ended September 30, 2008 compared to a provision for income taxes of $650 for the fiscal year ended September 30, 2007. As required by Statement of Financial Accounting Standards No. 109, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

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

                                          September 30
                                 2008         2007         2006
Cash & cash equivalents      $1,417,271   $1,266,979     $705,646
Investments                          $0           $0     $798,544
Working capital              $1,961,413   $1,876,807   $2,063,269
Current ratio                 5.24 to 1    4.69 to 1    5.05 to 1
Long-term debt                  $     0      $     0      $     0


  Cash and cash equivalents increased $150,292 to $1,417,271 at September 30, 2008 when compared to $1,266,979 at September 30, 2007. The increase was a result of $182,704 in net cash provided by operating activities, $29,747 in net cash used for capital expenditures and $2,665 in net cash used to purchase treasury stock.

  The net decrease of $64,666 in accounts receivable at September 30, 2008, when compared to September 30, 2007, can primarily be attributable to an improvement in accounts receivable collections during the quarter ended September 30, 2008 when compared to the quarter ended September 30, 2007.

  The net decrease of $60,242 in inventories at September 30, 2008, when compared to September 30, 2007, can primarily be attributed to the Company's sales order backlog and our customer's scheduled delivery dates.

  The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The Company's inventory valuation reserves equaled $404,457 at September 30, 2008 compared to $389,726 at September 30, 2007. The increase of $14,731 in inventory reserves at September 30, 2008 can primarily be attributed to the slow movement of certain inventory items due to a decrease in demand. Based on current and expected inventory levels, management believes any change to the inventory valuation reserves will not have a material impact on future results of operations, capital resources or liquidity. All such inventory items are written down to their estimated net realizable value.

   At September 30, 2008, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.




Off-Balance Sheet Arrangements

   At September 30, 2008 and 2007, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

  FASB Interpretation 48 ("FIN 48") was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. FIN 48 applies to fiscal years beginning after December 31, 2006, with earlier adoption permitted. The Company adopted FIN 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on its consolidated financial statements.

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

  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2008 Annual Report and Form 10-K for the fiscal year ended September 30, 2008 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2008. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements and Financial Statement Schedule called for by this item are submitted as a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

ITEM 9A.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

  There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the exchange act.

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2008.



ITEM 9B. OTHER INFORMATION

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/08   Class


ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 67                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College. Mr. Andrews was elected
                      Chairman of the Board of Directors
                      of Microwave Filter Company, Inc. on
                      November 17, 2004.


TRUDI B. ARTINI       Mrs. Artini is an independent          32,435       1.1%
(a)(b)(d)             investor in MFC and various other
Age 86                business enterprises in Syracuse,
Director since 1974   New York.


SIDNEY CHONG          Mr. Chong is a corporate                  335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 67                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                            Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/1/08    Class


CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           72,298       2.5%
(a)                   President and Chief Executive
Age 66                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.


DANIEL GALBALLY       Mr. Galbally is an accountant               0
(b)(c)(d)             for Nucor Steel Auburn, Inc.
Age 61                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.


PERRY A. HARVEY       Mr. Harvey is a consultant in global        0
Age 56                strategic business planning and
Director since 2007   productivity and process improvement.
                      He holds a Master of Science in
                      Metallurgical Engineering and a
                      Metallurgical Engineering Degree from
                      the University of Wisconsin. He served
                      as President of ESCO Turbine Technologies
                      Group (TTG), Syracuse, New York from
                      2000-2007. He has served as a board member and president of the Investment Casting
                      Institute and a board member of the
                      Manufacturers of Central New York and
                      the Foundry Educational Foundation Board.

                                                             Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/08   Class


RICHARD L. JONES      Mr. Jones was appointed a Director          0
Age 60                of Microwave Filter Company, Inc. on
Director since 2004   September 7, 2004. Mr. Jones has
                      served as a Vice President and the
                      Chief Financial Officer of Microwave
                      Filter Company, Inc. since October 7,
                      1992. He has a Bachelor of Science
                      degree in accounting from Syracuse
                      University.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 63                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.






(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.


The Directors listed above and executive officers as a group own 110,622 shares or approximately 4% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc. has determined that Mr. Chong and Mr. Galbally, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.

IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                   Age      Position

        Carl F. Fahrenkrug      66      President and Chief Executive Officer

        Richard L. Jones        60      Vice President, Chief Financial
                                        Officer and Corporate Secretary

        Paul W. Mears           49      Vice President of Engineering

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2008, 2007 and 2006, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2008    128,728       -
   President and CEO               2007    122,534       -
                                   2006    116,188       -

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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2008. The maximum corporate match was 6% of an employee's compensation during fiscal 2008.

  MFC's contributions to the plans for the years ended September 30, 2008, 2007 and 2006 amounted to $99,122, $103,171 and $97,748, respectively.


STOCK OPTIONS
-------------

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserved 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47. All options were 100% vested. The 1998 terminated on April 10, 2008.

A summary of all stock option activity and information related to all options outstanding follows:

                                        2008
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled            $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------
Outstanding at
  end of year            -           0             -          0
                     ------   --------         ------  --------

Exercisable at
  end of year            -           0             -          0
                     ------   --------        -------  --------


                                        2007
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------
Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2008 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Dated:  December 18, 2008

  Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

|S| Robert R. Andrews         |S| Carl F. Fahrenkrug
------------------------      --------------------------
Robert R. Andrews             Carl F. Fahrenkrug
(Director)                    (Director)

|S| Daniel Galbally           |S| Richard L. Jones
------------------------      -----------------------
Daniel Galbally               Richard L. Jones
(Director)                    (Director)

|S| Sidney Chong
--------------------
Sidney Chong
(Director)

Dated:  December 18, 2008

                ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                                Page

Report of Independent Registered Public Accounting Firm.............34
Consolidated Balance Sheets as of September 30, 2008 and 2007.......35
Consolidated Statements of Operations for the Years
  Ended September 30, 2008, 2007 and 2006 ..........................36
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2008, 2007 and 2006 ..........................37
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2008, 2007 and 2006 ..........................38
Notes to Consolidated Financial Statements.......................39-51



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006:

II-Valuation and Qualifying Accounts................................53

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Microwave Filter Company, Inc. and Subsidiary
East Syracuse, New York 13057

  We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. and Subsidiary as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2008. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiary, as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.




/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
 December 16, 2008

         Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2008       2007
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $1,417,271  $1,266,979
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $12,000 and $12,000                306,076     370,742
  Inventories                                               600,409     660,651
  Prepaid expenses and other current assets                  99,726      86,661
                                                          ---------   ---------
    Total current assets                                  2,423,482   2,385,033

Property, plant and equipment, net                          393,254     441,009
                                                          ---------  ----------

      Total Assets                                       $2,816,736  $2,826,042
                                                         ==========  ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  152,313  $  163,042
  Customer deposits                                          21,228      47,488
  Accrued federal and state income taxes                      1,175         650
  Accrued payroll and related expenses                       61,228      58,049
  Accrued compensated absences                              195,426     208,868
  Other current liabilities                                  30,699      30,129
                                                          ---------   ---------
    Total current liabilities                               462,069     508,226
                                                          ---------   ---------
    Total liabilities                                       462,069     508,226
                                                          ---------   ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,324,140 in 2008 and 2007, Outstanding
    2,892,458 in 2008 and 2,895,917 in 2007                 432,414     432,414
  Additional paid-in capital                              3,248,706   3,248,706
  Retained earnings                                         202,706     163,190

  Common stock in treasury, at cost, 1,431,682
  shares in 2008 and 1,428,223 shares in 2007            (1,529,159) (1,526,494)
                                                          ---------   ---------
    Total stockholders' equity                            2,354,667   2,317,816
                                                          ---------   ---------
    Total Liabilities and Stockholders' Equity           $2,816,736  $2,826,042
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2008             2007            2006
                                       ----             ----            ----

Net sales                           $5,231,125       $4,634,233      $4,536,715

Cost of goods sold                   3,293,906        3,035,485       3,043,720
                                     ---------        ---------       ---------

    Gross profit                     1,937,219        1,598,748       1,492,995

Selling, general
  and administrative expenses        1,939,422        1,956,011       2,022,485
                                     ---------        ---------       ---------

 (Loss) income from operations          (2,203)        (357,263)       (529,490)


Non-operating Income
    Interest income                     34,305           59,132          71,297
    Miscellaneous                        7,939            5,788           9,312
                                       -------          -------         -------

    Income (loss) before
       income taxes                     40,041         (292,343)       (448,881)


Provision (benefit) for
  income taxes                             525              650         (37,532)
                                      --------        ---------       ---------

NET INCOME (LOSS)                      $39,516        ($292,993)      ($411,349)
                                      ========        =========       =========

Per share data:
Basic Earnings (Loss) Per
  Common Share                           $0.01           ($0.10)         ($0.14)
                                     =========        =========       =========
Diluted Earnings (Loss) per
  Common Share                           $0.01           ($0.10)         ($0.13)
                                     =========        =========       =========
Shares used in computing net
  earnings (loss) per common share:
  Basic                              2,894,214        2,899,660       2,905,355
  Diluted                            2,967,274        3,038,098       3,043,903



The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2008, 2007 and 2006

            -----------------------------------------------------



                                                 Additional                                          Total
                              Common Stock        Paid-in       Retained    Treasury Stock      Stockholders'
                             Shares      Amt      Capital       Earnings    Shares     Amt         Equity
                             ------      ---      -------       --------    ------     ---         ------
Balance,
September 30, 2005          4,324,140   $432,414   $3,248,706   $1,158,448  1,414,840 ($1,508,655)   $3,330,913

Net (loss)                                                        (411,349)                            (411,349)
Purchase of treasury stock                                                      6,948     (11,277)      (11,277)
Cash dividend paid
  ($.10) per share                                                (290,916)                            (290,916)
                           ----------  ---------   ----------   ----------    -------   ---------     ---------
Balance
September 30, 2006          4,324,140    432,414    3,248,706      456,183  1,421,788  (1,519,932)    2,617,371

Net (loss)                                                        (292,993)                            (292,993)
Purchase of treasury stock                                                      6,435      (6,562)       (6,562)
                           ----------  ---------   ----------   ----------    -------   ---------     ---------
Balance
September 30, 2007          4,324,140    432,414    3,248,706      163,190  1,428,223  (1,526,494)    2,317,816

Net income                                                          39,516                               39,516
Purchase of treasury stock                                                      3,459      (2,665)       (2,665)
                           ----------  ---------   ----------   ----------    -------   ---------     ---------
Balance
September 30, 2008          4,324,140   $432,414   $3,248,706     $202,706  1,431,682 ($1,529,159)   $2,354,667
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

                   Microwave Filter Company and Subsidiaries

                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2008      2007       2006
                                                  ----      ----       ----

Cash flows from operating activities:
       Net income (loss)                        $39,516  ($292,993) ($411,349)

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation                                 77,502    113,991    163,400
    Provision for doubtful accounts                 (87)       550     (4,853)
    Inventory obsolescence provision             14,730        527    (27,061)
    Deferred income taxes                             0          0     32,395
  Changes in assets and liabilities:
    Accounts receivable-trade                    64,753    (27,158)   155,901
    Federal and state income taxes                  525    138,636   (161,085)
    Inventories                                  45,512   (170,043)    91,816
    Other assets                                (13,065)     8,165     55,364
    Accounts payable and customer deposits      (36,989)    10,432       (148)
    Accrued payroll, compensated absences and
      related expenses                          (10,263)    (4,936)   (15,296)
    Other current liabilities                       570     (6,922)   (88,342)
                                              ---------   --------    -------
    Net cash provided by (used in)
      operating activities                      182,704   (229,751)  (209,258)
                                              ---------   --------   --------
Cash flows from investing activities:
  Investments                                         0    798,544     24,107
  Capital expenditures                          (29,747)      (898)   (58,604)
                                               --------   --------   --------
    Net cash (used in) provided by
      investing activities                      (29,747)   797,646    (34,497)
                                               --------   --------   --------
Cash flows from financing activities:
  Purchase of treasury stock                     (2,665)    (6,562)   (11,277)
  Cash dividend paid                                  0          0   (290,916)
                                               --------   --------   --------
    Net cash (used in) provided by
      financing activities                       (2,665)    (6,562)  (302,193)
                                               --------   --------   --------
    Net increase (decrease)
      in cash and cash equivalents              150,292    561,333   (545,948)

Cash and cash equivalents at
  beginning of year                           1,266,979    705,646  1,251,594
                                              ---------   --------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR     $1,417,271 $1,266,979   $705,646
                                             ========== ==========  =========




Supplemental disclosures of cash flows:
  Cash paid (refunded) during the year
   for (approximately):
    Interest                                         $0         $0         $0
    Income taxes                                     $0  ($141,000)   $91,000



  The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of Business

  Microwave Filter Company, Inc. operates primarily in the United States and principally in one industry. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics. Niagara Scientific, Inc., a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback. For the last three years, NSI's sales have consisted of spare parts orders.


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

h.  Research and Development

  Costs in connection with research and development, which amount to $473,957, $461,954 and $420,570 for the fiscal years 2008, 2007 and 2006, respectively, are charged to operations as incurred.

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

o. Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $5,000, $5,000 and $3,000 for the fiscal years 2008, 2007 and 2006, respectively.

p. Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the years ended September 30, 2008, 2007, and 2006.

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

  FASB Interpretation 48 ("FIN 48") was issued in July 2006 to clarify the criteria for recognizing tax benefits under FASB Statement No. 109, Accounting for Income Taxes. The Interpretation defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority and will affect many companies' reported results and their disclosures of uncertain tax positions. The Interpretation does not prescribe the type of evidence required to support meeting the more-likely-than-not threshold, stating that it depends on the individual facts and circumstances. The benefit recognized for a tax position meeting the more-likely-than-not criterion is measured based on the largest benefit that is more than 50 percent likely to be realized. The measurement of the related benefit is determined by considering the probabilities of the amounts that could be realized upon ultimate settlement, assuming the taxing authority has full knowledge of all relevant facts and including expected negotiated settlements with the taxing authority. FIN 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted FIN 48 in the first quarter of fiscal year 2008 and the adoption did not have a material impact on its consolidated financial statements.

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

  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

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


2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

                                                September 30
                                          2008                 2007
                                          ----                 ----
  Raw materials and stock parts         $471,289             $517,029
  Work-in-process                         19,147               54,938
  Finished goods                         109,972               88,684
                                        --------            ---------
                                        $600,408             $660,651
                                        ========           ==========

  The Company's reserve for obsolescence equaled $404,457 at September 30, 2008 and $389,726 at September 30, 2007.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2008                 2007
                                          ----                 ----

  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,112,939            3,106,412
  Office equipment and fixtures        1,668,318            1,645,098
                                       ---------            ---------
                                       6,742,890            6,713,143
  Less: Accumulated depreciation       6,349,636            6,272,134
                                       ---------            ---------
                                        $393,254             $441,009
                                      ==========           ==========

4. CREDIT FACILITIES

  The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable.


5. PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2008. The maximum corporate match was 6% of an employee's compensation during fiscal 2008.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2008, 2007 and 2006 were $99,122, $103,171 and $97,748, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0 in 2008, 2007 and 2006.

6. OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2013. Rental expense under these leases for the years ended September 30, 2008, 2007 and 2006 amounted to $11,159, $11,159 and $11,159, respectively.

  Minimum rental commitments at September 30, 2008 for these leases are:

        Year Ended      Lease
       September 30    Payments
       ------------    --------

           2009           9,564
           2010           7,128
           2011           7,128
           2012           7,128
           2013           7,128
                        -------
                        $38,076
                        =======

7. INCOME TAXES

  The provision for income taxes consisted of the following:

                             Year Ended September 30
                           2008        2007        2006
Currently payable:
  Federal                ($16,846)  ($149,935)  ($128,967)
  State                       525         650         650
Deferred (credit)          16,846     149,935      90,785
                          -------     -------     -------
                             $525        $650    ($37,532)
                          =======     =======     =======

A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2008______   ______2007______   ______2006______
                           Amount     %       Amount     %       Amount     %
Statutory tax rate        $13,614   34.0%   ($99,397)(34.0%)  ($152,620)  34.0%
Surtax exemption
State income tax net of:
 Federal benefit              347    0.9%         429   0.1%        429    0.1%
Research and experimentation
 tax credits              (30,807) (76.9%)          0   0.0%          0    0.0%
Valuation allowance        17,193   42.9%      99,397  34.0%     90,785   20.2%
Federal AMT rate
 differential                   0    0.0%           0   0.0%          0    0.0%
Other                         178    0.4%         221   0.1%     23,874    5.3%
                           -------  ----      -------  ----    --------  -----
                             $525    1.3%        $650   0.2%   ($37,532)  (8.4%)
                           =======  ====      =======  ====     =======   ====

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

                                            2008          2007
                                            ----          ----
  Inventory                              $145,074      $139,821
  Accrued warranty                          4,250         4,250
  Accrued vacation                         56,937        60,892
  Accounts receivable                       4,080         4,110
  Valuation allowance                    (210,341)     (209,073)
                                          -------       -------
  Net deferred tax assets
   (liabilities) - current                     $0            $0
                                          -------       -------

  Accelerated depreciation                $19,669        $7,659
  Research and experimentation
   tax credit carry forward               190,678       173,485
  AMT credit carry forward                 39,399        39,399
  NOL carry forward                        99,397        99,397
  Valuation allowance                    (349,143)     (319,940)
                                          -------       -------
  Net deferred tax assets
   (liabilities) - noncurrent                  $0             $0
                                          -------        -------
  Net deferred tax assets                      $0             $0
                                         ========        =======

  As required by Statement of Financial Accounting Standards No. 109, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and experimentation tax credit carry forwards and NOL carry forwards expire in 2027. At September 30, 2008, the Company's federal AMT credit can be carried forward indefinitely.

8. INDUSTRY SEGMENT DATA

  The Company's primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

9. STOCK OPTIONS

  On April 9, 1998, the Board of Directors and Shareholders of Microwave Filter Company, Inc. approved the 1998 Microwave Filter Company, Inc. Incentive Stock Plan (the "1998 Plan"). Under the 1998 Plan, the Company may grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") and stock appreciation rights to directors, officers and employees of the Company and its affiliates. The 1998 Plan reserved 150,000 shares for issuance. The exercise price of the ISOs and NQSOs will be 100% of the fair market value of the Common Stock on the date the ISOs and NQSOs are granted. On June 21, 2004, the Board of Directors granted ISOs totaling 115,000 shares and NQSOs totaling 35,000 shares at an exercise price of $1.47. All options granted were 100% vested. The 1998 Plan terminated on April 10, 2008.

A summary of all stock option activity and information related to all options outstanding follows:

                                        2008
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled            $1.47     108,548         $1.47     30,000
                     -----    --------         -----   --------
Outstanding at
  end of year            -           0             -          0
                     -----    --------         -----   --------
Exercisable at
  end of year            -           0             -          0
                     -----    --------        ------   --------

                                        2007
                                      --------
                          ISOs                     NQSOs
                        --------                  --------
                     Exercise   Shares         Exercise   Shares
                      Price                     Price
                     --------  --------        --------  --------
Outstanding at
 beginning of year   $1.47     108,548         $1.47     30,000
Granted                  -           0             -          0
Exercised                -           0             -          0
Cancelled                -           0             -          0
                     ------   --------         ------  --------
Outstanding at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------         ------  --------

Exercisable at
  end of year        $1.47     108,548         $1.47     30,000
                     ------   --------        -------  --------


10. LEGAL MATTERS

  There are currently no material pending legal proceedings against the Company or its subsidiaries.

11. SUBSEQUENT EVENTS

  On October 13, 2008, the Company purchased 244,007 shares of it's stock from one shareholder at a cost of $122,003.

12. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2008 and 2007:


                                        2008 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,343,311    $1,216,664    $1,362,359    $1,308,791

Cost of sales          $  828,872    $  816,260    $  819,505    $  829,269

Net income (loss)      $   37,750    $  (79,122)   $   54,256    $   26,632

Earnings (loss)
 per common share:     $      .01    $     (.03)   $      .02    $      .01


                                        2007 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,045,073    $1,276,391    $1,122,960    $1,189,809

Cost of sales          $  708,973    $  792,194    $  766,586    $  767,732

Net (loss) income      $ (130,564)   $   24,792    $ (149,075)   $  (38,146)

(Loss) earnings
 per common share:     $     (.04)   $      .01    $     (.05)   $     (.01)



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

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2008, 2007 and 2006





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2008
Allowance for doubtful accounts                 $12,087                $419         $250          $756      $12,000
Inventory valuation reserves                    389,726              14,731                                 404,457
                                               --------             -------       ------       -------     --------
                                               $401,813             $15,150         $250          $756     $416,457
                                               ========             =======       ======       =======     ========


Year ended September 30, 2007
Allowance for doubtful accounts                 $11,537                  $0         $550            $0      $12,087
Inventory valuation reserves                    389,200                 526                                 389,726
                                               --------             -------       ------       -------     --------
                                               $400,737                $526         $550            $0     $401,813
                                               ========             =======       ======       =======     ========


Year ended September 30, 2006
Allowance for doubtful accounts                 $16,390                  $0           $0        $4,853      $11,537
Inventory valuation reserves                    362,139              27,061                                 389,200
                                               --------             -------       ------       -------     --------
                                               $378,529             $27,061           $0        $4,853     $400,737
                                               ========             =======       ======       =======     ========




