Form 10-Q
period 2008-12-31
MICROWAVE FILTER CO INC /NY/
filed 2009-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2008


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

  Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.     YES ______     NO __X___

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


  Common Stock, $.10 Par Value -    2,595,213 shares as of February 2, 2009.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                            December 31, 2008      September 30, 2008
                               (Unaudited)
Assets

Current Assets:

Cash and cash equivalents           $ 1,219                $ 1,417
Accounts receivable-trade, net          302                    306
Inventories                             614                    601
Prepaid expenses and other
 current assets                         108                    100
                                    -------                -------

Total current assets                  2,243                  2,424

Property, plant and equipment, net      437                    393
                                    -------                -------

Total assets                        $ 2,680                $ 2,817
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   166                $   152
Customer deposits                        31                     21
Accrued federal and state income
 taxes                                    1                      1
Accrued payroll and related
 expenses                                72                     61
Accrued compensated absences            189                    196
Other current liabilities                28                     31
                                    -------                -------

Total current liabilities               487                    462
                                    -------                -------

Total liabilities                       487                    462
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       195                    203
                                    -------                -------

                                      3,876                  3,884

Common stock in treasury,
 at cost                             (1,683)                (1,529)
                                    -------                -------

Total stockholders' equity            2,193                  2,355
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,680                $ 2,817
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS
                    ENDED DECEMBER 31, 2008 AND 2007
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended
                                   December 31
                                2008          2007

Net sales                      $1,250        $1,343

Cost of goods sold                821           829
                               ------        ------
Gross profit                      429           514

Selling, general and
 administrative expenses          442           490
                               ------        ------
(Loss) income
  from operations                 (13)           24

Other income (net),
  principally interest              6            14
                               ------        ------

(Loss) income before
  income taxes                     (7)           38


Provision (benefit) for
  income taxes                      0             0
                               ------        ------

NET (LOSS) INCOME                 ($7)          $38
                               ======        ======
Per share data:

Basic earnings (loss)
  per share                     $0.00         $0.01
                               ======        ======

Shares used in computing net
   (loss) earnings per share:   2,667         2,895


See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 2008 AND 2007
                                   (Unaudited)

(Amounts in thousands)
                                    Three months ended
                                       December 31
                                    2008          2007

Cash flows from operating
 activities:
Net (loss) income                ($   7)        $   38

Adjustments to reconcile net
 (loss) income to net cash
 provided by operating activities:

Depreciation and amortization        20             19

Change in assets and liabilities:
Accounts receivable - trade           4             19
Inventories                         (13)            23
Prepaid expenses and other
 assets                              (8)           (42)
Accounts payable and accrued
 expenses                            14            (12)
Customer deposits                    10              3
                                 ------         ------

Net cash provided by
 operating activities                20             48
                                 ------         ------

Cash flows from
 investing activities:

Capital expenditures                (64)           (12)
                                 ------         ------

Net cash used in
 investing activities               (64)           (12)
                                 ------         ------

Cash flows from
 financing activities:

Purchase of treasury stock         (154)            (1)
                                  -----          -----
Net cash used in financing
 activities                        (154)            (1)
                                  -----          -----


Net (decrease) increase in
 cash and cash equivalents         (198)            35



Cash and cash equivalents
 at beginning of period           1,417          1,267
                                 ------         ------

Cash and cash equivalents
 at end of period                $1,219         $1,302
                                 ======         ======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2008


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2008.


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


Note 3. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2008     September 30, 2008

Raw materials and stock parts            $503                  $472
Work-in-process                            25                    19
Finished goods                             86                   110
                                         ----                  ----
                                         $614                  $601
                                         ====                  ====

 The Company's reserve for obsolescence equaled $404,457 at December 31, 2008 and September 30, 2008.

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


Note 5. Recent Pronouncements

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


Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 vs. THREE MONTHS ENDED DECEMBER 31, 2007.

The following table sets forth the Company's net sales by major product group for the three months ended December 31, 2008 and 2007.

Product group (in thousands)          Fiscal 2009   Fiscal 2008

Microwave Filter (MFC):
  Cable TV                               $  421        $  499
  RF/Microwave                              286           444
  Satellite                                 489           372
  Broadcast TV                               50            26
Niagara Scientific (NSI)                      4             2
                                         ------         ------
    Total                                $1,250         $1,343
                                         ======         ======
Sales backlog at 12/31                   $  421         $  526
                                         ======         ======

  Net sales for the three months ended December 31, 2008 equaled $1,249,703, a decrease of $93,608 or 7.0% when compared to net sales of $1,343,311 for the three months ended December 31, 2007.

  MFC's Cable TV product sales for the three months ended December 31, 2008 equaled $421,239, a decrease of $78,348 or 15.7%, when compared to sales of $499,587 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's RF/Microwave product sales for the three months ended December 31, 2008 equaled $286,093, a decrease of $158,402 or 35.6%, when compared to RF/Microwave product sales of $444,495 for the three months ended December 31, 2007. Management attributes the decrease in sales to the economy. The Company's RF/Microwave products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales for the three months ended December 31, 2008 equaled $488,898, an increase of $117,292 or 31.6%, when compared to sales of $371,606 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended December 31, 2008 equaled $49,884, an increase of $24,035 or 93.0%, when compared to sales of $25,849 during the same period last year primarily due to an increase in demand for UHF Broadcast products.

  The Company's sales order backlog equaled $420,955 at December 31, 2008 compared to sales order backlog of $415,911 at September 30, 2008. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December 31, 2008 is scheduled to ship by September 30, 2009.

  The Company recorded a net loss of $7,593 for the three months ended December 31, 2008 compared to net income of $37,750, or $.01 per share, for the three months ended December 31, 2007. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Gross profit for the three months ended December 31, 2008 equaled $429,008, a decrease of $85,431 or 16.6%, when compared to gross profit of $514,439 for the three months ended December 31, 2007. As a percentage of sales, gross profit equaled 34.3% for the three months ended December 31, 2008 compared to 38.3% for the three months ended December 31, 2007. The decreases in gross profit can primarily be attributed to the lower sales volume this year providing a lower base to absorb fixed expenses.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2008 equaled $442,239, a decrease of $47,843 or 9.8%, when compared to SG&A expenses of $490,082 for the three months ended December 31, 2007. As a percentage of sales, SGA expenses decreased to 35.4% for the three months ended December 31, 2008 compared to 36.5% for the three months ended
December 31, 2007.          The lower SG&A expenses were due to lower printing
costs, sales commissions and payroll expenses during the three months ended December 31, 2008 when compared to the same period last year.

  Other income is primarily interest income earned on invested cash balances. Other income equaled $5,638 for the three months ended December 31, 2008 compared to $13,393 for the three months ended December 31, 2007. The decrease is primarily due to lower invested cash balances and lower market interest rates this year when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for both the three months ended December 31, 2008 and 2007. Any benefit for losses have been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

   At December 31, 2008 and 2007, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES


                                   December 31, 2008     September 30, 2008

    Cash & cash equivalents           $1,219,381            $1,417,271
    Working capital                   $1,756,143            $1,961,413
    Current ratio                      4.61 to 1             5.24 to 1
    Long-term debt                       $     0               $     0


  Cash and cash equivalents decreased $197,890 to $1,219,381 at December 31, 2008 when compared to cash and cash equivalents of $1,417,271 at September 30, 2008. The decrease was a result of $19,576 in net cash provided by operating activities, $63,535 in net cash used for capital expenditures and $153,931 in net cash used to purchase treasury stock.

  During the quarter ended December 31, 2008, the Company purchased 297,219 shares of its common stock at a cost of $153,931 from two shareholders.

  At December 31, 2008, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2008 Annual Report and Form 10-K for the fiscal year ended September 30, 2008 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2008. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A. Risk Factors

         Not applicable.

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


                               MICROWAVE FILTER COMPANY, INC.


February 13, 2009                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 13, 2009                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer