Form 10-Q
period 2009-03-31
MICROWAVE FILTER CO INC /NY/
filed 2009-05-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2009


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


  Common Stock, $.10 Par Value -    2,595,213 shares as of April 30, 2009.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               March 31, 2009       September 30, 2008
                                (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,172                $ 1,417
Accounts receivable-trade, net          385                    306
Inventories                             614                    601
Prepaid expenses and other
 current assets                         102                    100
                                    -------                -------

Total current assets                  2,273                  2,424

Property, plant and equipment, net      440                    393
                                    -------                -------

Total assets                        $ 2,713                $ 2,817
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   160                $   152
Customer deposits                        27                     21
Accrued federal and state income
 taxes payable                            1                      1
Accrued payroll and related
 expenses                                70                     61
Accrued compensated absences            187                    196
Other current liabilities                38                     31
                                    -------                -------

Total current liabilities               483                    462
                                    -------                -------

Total liabilities                       483                    462
                                    -------                -------


Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       232                    203
                                    -------                -------

                                      3,913                  3,884
Common stock in treasury,
 at cost                             (1,683)                (1,529)
                                    -------                -------

Total stockholders' equity            2,230                  2,355
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,713                $ 2,817
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED MARCH 31, 2009 AND 2008
                              (Unaudited)

(Amounts in thousands, except per share data)


                                Three months ended         Six months ended
                                     March 31                   March 31
                                2009          2008         2009         2008


Net sales                      $1,223        $1,217       $2,473       $2,560

Cost of goods sold                807           816        1,628        1,645
                               ------        ------       ------       ------
Gross profit                      416           401          845          915

Selling, general and
 administrative expenses          383           490          825          980
                               ------        ------       ------       ------
Income (loss) from
  operations                       33           (89)          20          (65)

Other income (net),
  principally interest              4            10           10           24
                               ------        ------       ------       ------

Income (loss) before
  income taxes                     37           (79)          30          (41)

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET INCOME (LOSS)                 $37          ($79)         $30         ($41)
                               ======        ======       ======       ======
Per share data:

Basic earnings (loss)
   per share                    $0.01        ($0.03)       $0.01       ($0.01)
                               ======        ======       ======       ======
Diluted earnings (loss)
   per share                    $0.01        ($0.03)       $0.01       ($0.01)
                               ======        ======       ======       ======
Shares used in computing
   net earnings (loss) per share:
   Basic                        2,595         2,895        2,631        2,895
   Diluted                      2,595         3,033        2,631        3,034



See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
                                 (Unaudited)

(Amounts in thousands)


                                         Six months ended
                                             March 31
                                         2009        2008


Cash flows from operating
 activities:

Net income (loss)                        $ 30        ($ 41)

Adjustments to reconcile
 net (loss) income to net
 cash (used in) provided by
 operating activities:
Depreciation and amortization              41           38

Change in assets and liabilities:
Accounts receivable                       (79)          91
Inventories                               (13)         (20)
Prepaid expenses & other
 assets                                    (3)         (21)
Accounts payable & accrued
 expenses                                  15           32
Customer deposits                           5          (13)
                                        -----        -----
Net cash (used in) provided by
 operating activities                      (4)          66
                                        -----        -----

Cash flows from investing
activities:
Capital expenditures                      (87)         (21)
                                        -----        -----
Net cash (used in) provided by
 investing activities                     (87)         (21)
                                        -----        -----

Cash flows from financing
activities:
Purchase of treasury stock               (154)          (1)
                                        -----        -----
Net cash used in financing
 activities                              (154)          (1)
                                        -----        -----

(Decrease) increase in cash
 and cash equivalents                    (245)          44


Cash and cash equivalents
 at beginning of period                 1,417        1,267
                                        -----        -----

Cash and cash equivalents
 at end of period                      $1,172       $1,311
                                        =====        =====


See Accompanying Notes to Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2009


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2008.



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


Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             March 31, 2009     September 30, 2008

Raw materials and stock parts              $524                 $472
Work-in-process                              15                   19
Finished goods                               75                  110
                                           ----                 ----
                                           $614                 $601
                                           ====                 ====

  The Company's reserve for obsolescence equaled $404,457 at March 31, 2009 and September 30, 2008.

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


Note 5. Legal Matters

  The State of New York Workers' Compensation Board has commenced an action against Microwave Filter Company, Inc. to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in. Due to the relatively short period of time Microwave Filter Company, Inc. participated in the program and the limited amount of potential exposure, we do not expect the resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.

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




RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2009 vs. THREE MONTHS ENDED MARCH 31, 2008

The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2009 and 2008.


Product group (in thousands)          Fiscal 2009    Fiscal 2008

Microwave Filter (MFC):
  Cable TV                               $  406         $  486
  RF/Microwave                              394            368
  Satellite                                 392            312
  Broadcast TV                               30             48
Niagara Scientific (NSI)                      1              3
                                         ------         ------
  Total                                  $1,223         $1,217
                                         ======         ======
Sales backlog at 3/31                    $  285         $  443
                                         ======         ======

  Net sales for the three months ended March 31, 2009 equaled $1,223,401, an increase of $6,737 or 0.6%, when compared to net sales of $1,216,664 for the three months ended March 31, 2008.

  MFC's Cable TV product sales decreased $79,530 or 16.4% to $406,113 for the three months ended March 31, 2009 when compared to Cable TV product sales of $485,643 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's RF/Microwave product sales increased $25,361 or 6.9% to $393,679 for the three months ended March 31, 2009 when compared to RF/Microwave product sales of $368,318 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales increased $80,262 or 25.7% to $392,425 for the three months ended March 31, 2009 when compared to Satellite product sales of $312,163 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales decreased $17,879 or 37.5% to $29,795 for the three months ended March 31, 2009 when compared to sales of $47,674 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products.

  MFC's sales order backlog equaled $285,434 at March 31, 2009 compared to sales order backlog of $442,722 at March 31, 2008. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at March 31, 2009 is scheduled to ship by September 30, 2009.

  Gross profit for the three months ended March 31, 2009 equaled $415,693, an increase of $15,289 or 3.8%, when compared to gross profit of $400,404 for the three months ended March 31, 2008. As a percentage of sales, gross profit equaled 34.0% for the three months ended March 31, 2009 compared to 32.9% for the three months ended March 31, 2008. The increases in gross profit can primarily be attributed to lower manufacturing overhead costs this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2009 equaled $382,888, a decrease of $106,897 or 21.8%, when compared to SG&A expenses of $489,785 for the three months ended March 31, 2008. As a percentage of sales, SGA expenses decreased to 31.3% for the three months ended March 31, 2009 compared to 40.3% for the three months ended March 31, 2008. The decreases can primarily be attributed to planned decreases in payroll and payroll related expenses and printing costs this year when compared to the same period last year.

  The Company recorded income from operations of $32,805 for the second quarter ended March 31, 2009 compared to a loss from operations of $89,381 for the three months ended March 31, 2008. The increase in operating income can primarily be attributed to the higher sales volume, higher gross profit and lower SGA expenses this year when compared to the same period last year.

  Other income for the three months ended March 31, 2009 equaled $4,333, a decrease of $5,926 when compared to other income of $10,259 for the three months ended March 31, 2008. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances and lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended March 31, 2009 and March 31, 2008. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

SIX MONTHS ENDED MARCH 31, 2009 vs. SIX MONTHS ENDED MARCH 31, 2008

The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2009 and 2008.


Product group (in thousands)          Fiscal 2009    Fiscal 2008

Microwave Filter (MFC):
  Cable TV                               $  827         $  985
  RF/Microwave                              680            813
  Satellite                                 881            684
  Broadcast TV                               80             73
Niagara Scientific (NSI)                      5              5
                                         ------         ------
    Total                                $2,473         $2,560
                                         ======         ======
Sales backlog at 3/31                    $  285         $  443
                                         ======         ======


  Net sales for the six months ended March 31, 2009 equaled $2,473,104, a decrease of $86,871 or 3.4%, when compared to net sales of $2,559,975 for the six months ended March 31, 2008.

  MFC's Cable TV product sales decreased $157,878 or 16.0% to $827,352 for the six months ended March 31, 2009 when compared to Cable TV product sales of $985,230 during the six months ended March 31, 2008. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's RF/Microwave product sales decreased $133,041 or 16.4% to $679,772 for the six months ended March 31, 2009 when compared to RF/Microwave product sales of $812,813 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales increased $197,554 or 28.9% to $881,323 for the six months ended March 31, 2009 when compared to satellite product sales of $683,769 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales increased $6,156 or 8.4% to $79,679 for the six months ended March 31, 2009 when compared to sales of $73,523 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products.

  NSI sales for the six months ended March 31, 2009 equaled $4,978 when compared to sales of $4,640 for the six months ended March 31, 2008. NSI sales consist primarily of field service and spare part orders.

  Gross profit for the six months ended March 31, 2009 equaled $844,701, a decrease of $70,142 or 7.7%, when compared to gross profit of $914,843 for the six months ended March 31, 2008. As a percentage of sales, gross profit equaled 34.2% for the six months ended March 31, 2009 compared to 35.7% for the six months ended March 31, 2008. The decreases in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  SG&A expenses for the six months ended March 31, 2009 equaled $825,127, a decrease of $154,740 or 15.8%, when compared to SG&A expenses of $979,867 for the six months ended March 31, 2008. The decrease can primarily be attributed to planned decreases in payroll and payroll related expenses and printing costs and lower sales commissions this year when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 33.4% for the six months ended March 31, 2009 compared to 38.3% for the six months ended March 31, 2008.

  The Company recorded income from operations of $19,574 for the six months ended March 31, 2009 compared to a loss from operations of $65,024 for the six months ended March 31, 2008. The improvement can primarily be attributed to the lower SGA expenses this year when compared to the same period last year.

  Other income for the six months ended March 31, 2009 equaled $9,971, a decrease of $13,681, when compared to other income of $23,652 for the six months ended March 31, 2008. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances and lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the six months ended March 31, 2009 and March 31, 2008. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

  At March 31, 2009 and 2008, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

                              Mar. 31, 2009       Sep. 30, 2008

Cash & cash equivalents         $1,171,611          $1,417,271
Working capital                 $1,790,486          $1,961,413
Current ratio                    4.71 to 1           5.24 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $245,660 to $1,171,611 at March 31, 2009 when compared to cash and cash equivalents of $1,417,271 at September 30, 2008. The decrease was a result of $4,586 in net cash used in operating activities, $87,123 in net cash used for capital expenditures and $153,951 in net cash used to purchase treasury stock.

  At March 31, 2009, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2009. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The State of New York Workers' Compensation Board has commenced an
         action    against Microwave Filter Company, Inc. to recover for an
         underfunded self insured program that Microwave Filter Company, Inc. participated in. Due to the relatively short period of time Microwave Filter Company, Inc. participated in the program and the limited amount of potential exposure, we do not expect the resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.


Item 1A. Risk Factors

         Not applicable.


Item 2.  Changes in Securities

         None during this reporting period.


Item 3.  Defaults Upon Senior Securities

         The Company has no senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

     a. The Annual meeting of the Shareholders was held on April 8, 2009 at the Holiday Inn, Carrier Circle, East Syracuse, New York 13057 at 10:00 A.M. pursuant to notice to the shareholders.

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

     b. The following named persons received the number of votes set opposite their respective names for election to the Board of Directors:

           DIRECTORS                VOTES FOR        AUTHORITY
                                                     WITHHELD

       Trudi B. Artini              2,209,969          55,975
       Perry A. Harvey              2,224,127          41,817
       John J. Kennedy              2,225,422          40,522

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


                               MICROWAVE FILTER COMPANY, INC.


May 14, 2009                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 14, 2009                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer