Form 10-Q
period 2009-06-30
MICROWAVE FILTER CO INC /NY/
filed 2009-08-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2009

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

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  YES ____
  NO____ (The Registrant is not yet required to submit Interactive Data)

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

   Common Stock, $.10 Par Value -    2,593,427 shares as of August 12, 2009.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                              June 30, 2009        September 30, 2008
                                (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,388                $ 1,417
Accounts receivable-trade, net          311                    306
Inventories                             578                    601
Prepaid expenses and other
 current assets                          86                    100
                                    -------                -------

Total current assets                  2,363                  2,424

Property, plant and equipment, net      419                    393
                                    -------                -------

Total assets                        $ 2,782                $ 2,817
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   168                $   152
Customer deposits                        34                     21
Accrued federal and state income
 taxes payable                            1                      1
Accrued payroll and related
 expenses                                45                     61
Accrued compensated absences            241                    196
Other current liabilities                28                     31
                                    -------                -------

Total current liabilities               517                    462
                                    -------                -------

Total liabilities                       517                    462
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       268                    203
                                    -------                -------

                                      3,949                  3,884
Common stock in treasury,
 at cost                             (1,684)                (1,529)
                                    -------                -------

Total stockholders' equity            2,265                  2,355
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,782                $ 2,817
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS
                      ENDED JUNE 30, 2009 AND 2008
                              (Unaudited)

(Amounts in thousands, except earnings per share)


                                Three months ended         Nine months ended
                                     June 30                   June 30
                                2009          2008         2009         2008


Net sales                      $1,021        $1,362       $3,494       $3,922

Cost of goods sold                635           819        2,263        2,465
                               ------        ------       ------       ------
Gross profit                      386           543        1,231        1,457

Selling, general and
 administrative expenses          355           500        1,180        1,479
                               ------        ------       ------       ------
Income (loss) from
  operations                       31            43           51          (22)

Other income (net),
  principally interest              4            11           14           35
                               ------        ------       ------       ------

Income before income
  taxes                            35            54           65           13

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET INCOME                        $35           $54          $65          $13
                               ======        ======       ======       ======
Per share data:

Basic and Diluted
   earnings per share           $0.01         $0.02        $0.02        $0.00
                               ======        ======       ======       ======
Shares used in computing
   net earnings per share:
   Basic and Diluted            2,594         2,894        2,619        2,895



See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008
                                 (Unaudited)

(Amounts in thousands)


                                        Nine months ended
                                             June 30
                                         2009        2008

Cash flows from operating
 activities:

Net income                               $ 65        $ 13

Adjustments to reconcile
 net income to net cash
 provided by (used in)
 operating activities:
Depreciation and amortization              62          58

Change in assets and liabilities:
Accounts receivable                        (5)         65
Inventories                                22         (17)
Prepaid expenses & other
 assets                                    14           0
Accounts payable & accrued
 expenses                                  43          23
Customer deposits                          12         (28)
                                        -----        ----
Net cash provided by
 operating activities                     213         114
                                        -----        ----

Cash flows from investing
activities:
Capital expenditures                      (87)        (22)
                                        -----        ----
Net cash (used in)
 investing activities                     (87)        (22)
                                        -----        ----

Cash flows from financing
activities:
Purchase of treasury stock               (155)         (2)
                                        -----        ----
Net cash used in financing
 activities                              (155)         (2)
                                        -----        ----

(Decrease) increase in cash
 and cash equivalents                     (29)         90


Cash and cash equivalents
 at beginning of period                 1,417       1,267
                                        -----       -----

Cash and cash equivalents
 at end of period                      $1,388      $1,357
                                        =====       =====





See Accompanying Notes to Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 2009


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2008.

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

Note 3. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             June 30, 2009     September 30, 2008

Raw materials and stock parts              $517                 $472
Work-in-process                              15                   19
Finished goods                               46                  110
                                           ----                 ----
                                           $578                 $601
                                           ====                 ====

 The Company's reserve for obsolescence equaled $404,457 at June 30, 2009 and September 30, 2008.

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

Note 6. Recent Pronouncements

  In May 2009, the Financial Accounting Standards Board ("FASB"} issued FASB No. 165, "Subsequent Events" ("SFAS 165"}. SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and has been adopted by the Company.

  In June 2009, the Financial Accounting Standards Board ("FASB"} issued FASB No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"}. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-government entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

Note 7. Subsequent Events

  Management has evaluated and disclosed subsequent events up to and including August 13, 2009, which is the date the financial statements were available.

                    MICROWAVE FILTER COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


  Microwave Filter Company, Inc. operates primarily in the United States and principally in one industry. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics. Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are typically processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback. For the last four years, NSI's sales have consisted of spare parts orders.


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




RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2009 vs. THREE MONTHS ENDED JUNE 30, 2008

The following table sets forth the Company's net sales by major product group for the three months ended June 30, 2009 and 2008.


Product group (in thousands)          Fiscal 2009    Fiscal 2008

Microwave Filter (MFC):
  Cable TV                               $  323         $  524
  Satellite                                 400            461
  RF/Microwave                              263            353
  Broadcast TV                               31             23
Niagara Scientific (NSI)                      4              1
                                         ------         ------
  Total                                  $1,021         $1,362
                                         ======         ======
Sales backlog at 6/30                    $  376         $  384
                                         ======         ======

  Net sales for the three months ended June 30, 2009 equaled $1,021,215, a decrease of $341,144 or 25%, when compared to net sales of $1,362,359 for the three months ended June 30, 2008. The decrease can be attributed to the current economic slowdown and a decrease in Cable TV product sales due to the transition from analog to digital television.

  MFC's Cable TV product sales decreased $201,144 or 38.3% to $323,511 for the three months ended June 30, 2009 when compared to Cable TV product sales of $524,655 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's Satellite product sales decreased $60,800 or 13.2% to $399,939 for the three months ended June 30, 2009 when compared to Satellite product sales of $460,739 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management does expect demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales decreased $90,131 or 25.5% to $263,313 for the three months ended June 30, 2009 when compared to RF/Microwave product sales of $353,444 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless Cable product sales increased $7,745 or 33.9% to $30,612 for the three months ended June 30, 2009 when compared to sales of $22,867 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products. These products are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $375,936 at June 30, 2009 compared to sales order backlog of $384,252 at June 30, 2008. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 70% of the sales order backlog at June 30, 2009 is scheduled to ship by September 30, 2009.

  Gross profit for the three months ended June 30, 2009 equaled $386,155, a decrease of $156,699 or 28.9%, when compared to gross profit of $542,854 for the three months ended June 30, 2008. As a percentage of sales, gross profit equaled 37.8% for the three months ended June 30, 2009 compared to 39.8% for the three months ended June 30, 2008. The decreases in gross profit can primarily be attributed to the lower sales volume this year providing a lower base to absorb fixed overhead expenses.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2009 equaled $354,910, a decrease of $144,639 or 29%, when compared to SG&A expenses of $499,549 for the three months ended June 30, 2008. As a percentage of sales, SGA expenses decreased to 34.8% for the three months ended June 30, 2009 compared to 36.7% for the three months ended June 30, 2008. The decreases can primarily be attributed to planned decreases in payroll and payroll related expenses and printing costs this year when compared to the same period last year. Due to the lower sales volume, the Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages.

  The Company recorded income from operations of $31,245 for the second quarter ended June 30, 2009 compared to income from operations of $43,305 for the three months ended June 30, 2008. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income for the three months ended June 30, 2009 equaled $4,101, a decrease of $6,850 when compared to other income of $10,951 for the three months ended June 30, 2008. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended June 30, 2009 and June 30, 2008. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

NINE MONTHS ENDED June 30, 2009 vs. NINE MONTHS ENDED JUNE 30, 2008

The following table sets forth the Company's net sales by major product group for the nine months ended June 30, 2009 and 2008.


Product group (in thousands)          Fiscal 2009    Fiscal 2008

Microwave Filter (MFC):
  Cable TV                               $1,151         $1,510
  Satellite                               1,281          1,145
  RF/Microwave                              943          1,166
  Broadcast TV                              110             96
Niagara Scientific (NSI)                      9              5
                                         ------         ------
    Total                                $3,494         $3,922
                                         ======         ======
Sales backlog at 6/30                    $  376         $  384
                                         ======         ======

  Net sales for the nine months ended June 30, 2009 equaled $3,494,319, a decrease of $428,015 or 10.9%, when compared to net sales of $3,922,334 for the nine months ended June 30, 2008.

  MFC's Cable TV product sales decreased $359,022 or 23.8% to $1,150,863 for the nine months ended June 30, 2009 when compared to Cable TV product sales of $1,509,885 during the nine months ended June 30, 2008. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's Satellite product sales increased $136,754 or 11.9% to $1,281,262 for the nine months ended June 30, 2009 when compared to satellite product sales of $1,144,508 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales decreased $223,172 or 19.1% to $943,085 for the nine months ended June 30, 2009 when compared to RF/Microwave product sales of $1,166,257 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless Cable product sales increased $13,901 or 14.4% to $110,291 for the nine months ended June 30, 2009 when compared to sales of $96,390 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products. These products are primarily sold to system integrators for rural communities.

  NSI sales for the nine months ended June 30, 2009 equaled $8,818 when compared to sales of $5,294 for the nine months ended June 30, 2008. NSI sales consist primarily of spare parts orders.

  Gross profit for the nine months ended June 30, 2009 equaled $1,230,856, a decrease of $226,841 or 15.6%, when compared to gross profit of $1,457,697 for the nine months ended June 30, 2008. As a percentage of sales, gross profit equaled 35.2% for the nine months ended June 30, 2009 compared to 37.2% for the nine months ended June 30, 2008. The decreases in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb fixed overhead expenses.

  SG&A expenses for the nine months ended June 30, 2009 equaled $1,180,037, a decrease of $299,379 or 20.2%, when compared to SG&A expenses of $1,479,416 for the nine months ended June 30, 2008. The decrease can primarily be attributed to planned decreases in payroll and payroll related expenses and printing costs this year when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 33.8% for the nine months ended June 30, 2009 compared to 37.7% for the nine months ended June 30, 2008.

  The Company recorded income from operations of $50,819 for the nine months ended June 30, 2009 compared to a loss from operations of $21,719 for the nine months ended June 30, 2008. The improvement can primarily be attributed to the lower SGA expenses this year when compared to the same period last year.

  Other income for the nine months ended June 30, 2009 equaled $14,072, a decrease of $20,531, when compared to other income of $34,603 for the nine months ended June 30, 2008. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the nine months ended June 30, 2009 and June 30, 2008. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

   At June 30, 2009 and 2008, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

                              Jun. 30, 2009       Sep. 30, 2008

Cash & cash equivalents         $1,387,741          $1,417,271
Working capital                 $1,846,277          $1,961,413
Current ratio                    4.57 to 1           5.24 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $29,530 to $1,387,741 at June 30, 2009 when compared to cash and cash equivalents of $1,417,271 at September 30, 2008. The decrease was a result of $212,119 in net cash provided by operating activities, $87,123 in net cash used for capital expenditures and $154,526 in net cash used to purchase treasury stock.

  The increase of $45,575 in accrued compensated absences at June 30, 2009 when compared to September 30, 2008 can be attributed to additional vacation days awarded to employees.

  At June 30, 2009, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June 30, 2009. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of June 30, 2009.

  This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

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


                               MICROWAVE FILTER COMPANY, INC.


August 12, 2009                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 12, 2009                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer