Form 10-K
period 2009-09-30
MICROWAVE FILTER CO INC /NY/
filed 2009-12-16
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                 FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_______September 30, 2009_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  YES ____  NO____ (The Registrant is not yet required to submit Interactive
Data)



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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2009, was approximately $2,481,811.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2009:   2,592,933

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2010 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                           PART I


ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2009 Annual Report and Form 10-K for the fiscal year ended September 30, 2009 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


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

MARKETS
-------

Microwave Filter Company, Inc. (MFC)
------------------------------------

  Cable Television (CATV) - The CATV marketplace is changing due to the transition from analog to digital television. Digital Televison (DTV) is a new type of broadcasting technology that will transform television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and spectrum efficient technology than the NTSC "analog" broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

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

WORLD TRADE
-----------

  Management believes that world marketing is a route to substantial expansion of sales for MFC. Significant efforts have been made over the last year to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions. The Company's international sales decreased $68,747 or 11.5% to $527,574 for the fiscal year ended September 30, 2009 when compared to international sales of $596,321 during the fiscal year ended September 30, 2008.

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

BACKLOG
-------

  At September 30, 2009, the Company's total backlog of orders, which represents firm orders from customers, was $479,861 compared to $415,911 at September 30, 2008. The total Company backlog at September 30, 2009 is scheduled to ship during fiscal 2010. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2009, the Company employed 47 full-time and 2 part-time employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $437,412, $473,957 and $461,954 for the fiscal years 2009, 2008 and 2007, respectively. Research and development costs are charged to operations as incurred.

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


Fiscal 2009                        High      Low

Oct. 1, 2008 to Dec. 31, 2008   $   .81    $  .52
Jan. 1, 2009 to Mar. 31, 2009       .79       .51
Apr. 1, 2009 to June 30, 2009       .94       .53
July 1, 2009 to Sept. 30, 2009      .94       .75


Fiscal 2008                        High      Low

Oct. 1, 2007 to Dec. 31, 2007   $   .94   $   .60
Jan. 1, 2008 to Mar. 31, 2008       .94       .70
Apr. 1, 2008 to June 30, 2008       .96       .56
July 1, 2008 to Sept. 30, 2008      .85       .65


  The Company had approximately 600 holders of record of its common stock at September 30, 2009.

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



Five Year Summary of Financial Data


                                                           September 30
                                     2009         2008         2007          2006         2005
Net Sales                        $ 4,610,313  $ 5,231,125  $ 4,634,233   $ 4,536,715   $ 5,533,398
Net Income (Loss)                $    81,507  $    39,516  $  (292,993)  $  (411,349)  $   312,211
Total Assets                     $ 2,833,345  $ 2,816,736  $ 2,826,042   $ 3,126,373   $ 3,983,652
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Basic Earnings (Loss)
 Per Share                       $       .03  $       .01  $      (.10)  $      (.14)  $       .11
Diluted Earnings (Loss)
 Per Share                       $       .03  $       .01  $      (.10)  $      (.13)  $       .10
Shares Used In Computing Net
 Earnings (Loss) Per Share:
 Basic                             2,612,152    2,894,214    2,899,660     2,905,355     2,908,503
 Diluted                           2,612,152    2,967,274    3,038,098     3,043,903     3,049,115
Cash ($) Dividends Paid Per
   Share                         $       .00  $       .00  $       .00   $       .10   $       .00



Net income (loss) as a percentage of:   2009         2008         2007         2006          2005
Net Sales..........................     1.8%         0.7%        (6.3%)       (9.1%)         5.6%
Assets   ..........................     2.9%         1.4%       (10.4%)      (13.2%)         7.8%
Equity.............................     3.6%         1.7%       (12.6%)      (15.7%)         9.4%


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


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product group for each of the fiscal years in the three year period ended September 30, 2009.


Product group (in thousands) Fiscal 2009    Fiscal 2008   Fiscal 2007

Microwave Filter:
  Cable TV                      $1,561         $1,958        $1,922
  Satellite                      1,559          1,549           989
  RF/Microwave                   1,296          1,532         1,497
  Broadcast TV                     184            185           191
Niagara Scientific                  10              7            35
                                ------         ------        ------
    Total                       $4,610         $5,231        $4,634
                                ======         ======        ======
Sales backlog at 9/30           $  480         $  416        $  503
                                ======         ======        ======

Fiscal 2009 compared to fiscal 2008

  Consolidated net sales for the fiscal year ended September 30, 2009 equaled $4,610,313, a decrease of $620,812 or 11.9%, when compared to consolidated net sales of $5,231,125 during the fiscal year ended September 30, 2008. The decrease in sales can be attributed to the economic conditions during fiscal 2009 and the transition from analog to digital television.

  MFC's Cable TV product sales decreased $396,668 or 20.3% to $1,561,052 during the fiscal year ended September 30, 2009 when compared to Cable TV product sales of $1,957,720 during the fiscal year ended September 30, 2008. The decrease can primarily be attributed to the shift from analog to digital television and the current economic slowdown. Digital Televison (DTV) is a new type of broadcasting modulation that will transform television viewing. DTV enables broadcasters and cable operators to offer television with movie-quality picture and sound (HDTV). It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the NTSC "analog" modulation system. Rather than being limited to providing one analog programming channel, a broadcaster or cable operator will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one cable or broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. MFC has developed and is supplying filters for digital cable and broadcast television; however, the demand for these filters is unknown at this time but is expected to decline.

  MFC's Satellite product sales increased $10,897 or 0.7% to $1,559,735 during the fiscal year ended September 30, 2009 when compared to sales of $1,548,838 during the fiscal year ended September 30, 2008. The increase can be attributed to an increase in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although the current economic slowdown has impacted sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales decreased $236,877 or 15.5% to $1,295,834 during the fiscal year ended September 30, 2009 when compared to sales of $1,532,711 during the fiscal year ended September 30, 2008. The decrease can be attributed to current economic conditions. The Company's RF/Microwave products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV product sales decreased $986 to $183,924 for the fiscal year ended September 30, 2009 when compared to sales of $184,910 for the fiscal year ended September 30, 2008. These products are primarily sold to system integrators for rural communities.

  At September 30, 2009, the Company's total backlog of orders, which represents firm orders from customers, equaled $479,861 compared to $415,911 at September 30, 2008. The total Company backlog at September 30, 2009 is scheduled to ship during fiscal 2010. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit decreased $306,391 or 15.8% to $1,630,828 during the fiscal year ended September 30, 2009 when compared to gross profit of $1,937,219 during the fiscal year ended September 30, 2008. As a percentage of sales, gross profit decreased to 35.4% during the fiscal year ended September 30, 2009 compared to 37.0% during the fiscal year ended September 30, 2008. The decrease in gross profit can primarily be attributed to the lower sales volume this year resulting in a lower base to absorb fixed expenses.

  Selling, general and administrative (SG&A) expenses decreased $373,483 or 19.3% to $1,565,939 during the fiscal year ended September 30, 2009 when compared to SG&A expenses of $1,939,422 during the fiscal year ended September 30, 2008. The decrease can primarily be attributed to planned decreases in payroll and payroll related expenses, catalog printing and mailing costs and sales commissions this year when compared to the same period last year. Due to the lower sales volume, the Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages. As a percentage of sales, SG&A expenses decreased to 34.0% during fiscal 2009 when compared to 37.1% during fiscal 2008.

  Income from operations equaled $64,889 for the fiscal year ended September 30, 2009 compared to a loss from operations of $2,203 during the fiscal year ended September 30, 2008. The improvement can primarily be attributed to the lower SGA expenses this year when compared to last year.

  Other income decreased $25,101 to $17,143 for the fiscal year ended September 30, 2009 when compared to other income of $42,244 for the fiscal year ended September 30, 2008. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The Company recorded a provision for income taxes of $525 for the fiscal year ended September 30, 2009 compared to a provision for income taxes of $525 for the fiscal year ended September 30, 2008. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

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

  The Company recorded a provision for income taxes of $525 for the fiscal year ended September 30, 2008 compared to a provision for income taxes of $650 for the fiscal year ended September 30, 2007. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company's primary source of liquidity has been funds provided by operations.

                                          September 30
                                 2009         2008         2007
Cash & cash equivalents      $1,476,318   $1,417,271   $1,266,979
Working capital              $1,882,933   $1,961,413   $1,876,807
Current ratio                 4.41 to 1    5.24 to 1    4.69 to 1
Long-term debt                  $     0      $     0      $     0


  Cash and cash equivalents increased $59,047 to $1,476,318 at September 30, 2009 when compared to $1,417,271 at September 30, 2008. The increase was a result of $301,660 in net cash provided by operating activities, $87,123 in net cash used for capital expenditures and $155,490 in net cash used to purchase treasury stock.

  The net decrease of $58,371 in accounts receivable at September 30, 2009, when compared to September 30, 2008, can be attributable to the decrease in shipments during the month ended September 30, 2009 when compared to the month ended September 30, 2008.

  The increase of $83,084 in accrued compensated absences at September 30, 2009, when compared to September 30, 2008, can be attributed to additional vacation days awarded to employees.

  At September 30, 2009, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.




Off-Balance Sheet Arrangements

  At September 30, 2009 and 2008, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

  FASB ASC 105 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" which replaces SFAS 162) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an impact on the Company's financial statements.

  FASB ASC 810 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 167 "Amendments to FASB Interpretation No. 46(R)" improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. FASB ASC 105 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in fiscal 2011. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its consolidated financial statements.

  FASB ASC 860 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in fiscal 2011. The Company is evaluating the impact the adoption of FASB ASC 860 will have on its consolidated financial statements.

  FASB ASC 855 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 165, "Subsequent Events"), establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. It is effective for interim or annual financial periods ending after June 15, 2009 and has been adopted by the Company. Adoption of FASB ASC 855 did not have a significant effect on the Company's consolidated financial statements

  FASB ASC 825 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. It is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company does not measure any of its financial instruments at fair value as permitted under FASB ASC 825.

  FASB ASC 820 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 157, Fair Value Measurements, establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying the Emerging Issues Task Force (EITF) guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers, and investment companies that have been applying AICPA Guides. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal 2009) and interim periods within those fiscal years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. The requirements of the Statement are applied prospectively, except for changes in fair value related to estimating he fair value of a large block position and instruments measured at fair value at initial recognition based on transaction price in accordance with EITF 02-3 or Statement 155. The adoption of this pronouncement did not have an impact on the Company's financial statements.

  FASB ASC 810 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51", establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 810 on its consolidated financial statements but does not expect it to have a material effect.

  FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") No. 141(R), "Business
Combinations",   establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 805 on its consolidated financial statements but does not expect it to have a material effect.

  FASB ASC 815 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133", requires enhanced disclosures about an entity's derivative and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 815 on its consolidated financial statements but does not expect it to have a material effect.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2009 Annual Report and Form 10-K for the fiscal year ended September 30, 2009 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2009. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2009.

ITEM 9B. OTHER INFORMATION

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/09   Class


ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(c)                Principal shareholder of Morse
Age 68                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College. Mr. Andrews was elected
                      Chairman of the Board of Directors
                      of Microwave Filter Company, Inc. on
                      November 17, 2004.


TRUDI B. ARTINI       Mrs. Artini is an independent          32,435       1.1%
(a)(b)(d)             investor in MFC and various other
Age 87                business enterprises in Syracuse,
Director since 1974   New York.


SIDNEY CHONG          Mr. Chong is a corporate                  335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 68                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                            Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director             Principal occupation               Owned 12/1/09    Class


CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           72,298       2.5%
(a)                   President and Chief Executive
Age 67                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.


DANIEL GALBALLY       Mr. Galbally is an accountant               0
(b)(c)(d)             for Nucor Steel Auburn, Inc.
Age 62                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.


PERRY A. HARVEY       Mr. Harvey is a consultant in global        0
Age 57                strategic business planning and
Director since 2007   productivity and process improvement.
                      He holds a Master of Science in
                      Metallurgical Engineering and a
                      Metallurgical Engineering Degree from
                      the University of Wisconsin. He served
                      as President of ESCO Turbine Technologies
                      Group (TTG), Syracuse, New York from
                      2000-2007. He has served as a board member and president of the Investment Casting
                      Institute and a board member of the
                      Manufacturers of Central New York and
                      the Foundry Educational Foundation Board.

                                                             Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/09   Class


RICHARD L. JONES      Mr. Jones was appointed a Director          0
Age 61                of Microwave Filter Company, Inc. on
Director since 2004   September 7, 2004. Mr. Jones has
                      served as a Vice President and the
                      Chief Financial Officer of Microwave
                      Filter Company, Inc. since October 7,
                      1992. He has a Bachelor of Science
                      degree in accounting from Syracuse
                      University.


JOHN J. KENNEDY      Mr. Kennedy is the Senior Partner and      500        *
Age 60               Co-founder of Hawthorne Consulting
Director since 2009  Group, LLC, a continuous improvement
                     consulting firm dedicated to the
                     education and training of business
                     owners, managers and their employees
                     in the concepts of the Toyota Production
                     System. Prior to that, Mr. Kennedy was
                     a senior consultant with Seven Pines
                     Consulting Group/Rutherford Associates.
                     He has also held various management
                     positions with Orion Bus Industries Ltd,
                     General Motors Corp. and the Miller
                     Brewing Company. He holds an MBA from
                     Syracuse University and a BS degree
                     from the University of Pennsylvania.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 64                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 111,122 shares or approximately 4% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc. has determined that Mr. Chong and Mr. Galbally, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.

IDENTIFICATION OF EXECUTIVE OFFICERS

        Name                    Age      Position

        Carl F. Fahrenkrug, Sr   67      President and Chief Executive Officer

        Richard L. Jones         61      Vice President, Chief Financial
                                         Officer and Corporate Secretary

        Paul W. Mears            50      Vice President of Engineering

        Carl F. Fahrenkrug, Jr   41      Vice President of Manufacturing and
                                         Systems

All of the officers serve at the pleasure of the Board of Directors.

Carl F. Fahrenkrug, Sr was elected President and Chief Executive Officer of MFC on October 7, 1992. Prior to that date, he had been Executive Vice President and Chief Operating Officer of MFC. Prior to January 1, 1992, he was President and CEO of NSI and Vice President of Corporate Development for MFC.

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

Carl F, Fahrenkrug, Jr joined MFC in 1989 as an engineering intern. In 1992, he became a full time employee when he began his duties as an electrical engineer. On April 8, 2009, he was appointed Vice President.


The Company has adopted a Code of Ethics and Business Conduct for all of our employees and directors, including our Chief Executive Officer and Chief Financial Officer. A copy of our Code of Ethics and Business Conduct is available free of charge on our Company web site at www.microwavefilter.com.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2009, 2008 and 2007, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2009    106,632       -
   President and CEO               2008    128,728       -
                                   2007    122,534       -

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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2009. The maximum corporate match was 6% of an employee's compensation during fiscal 2009.

  MFC's contributions to the plans for the years ended September 30, 2009, 2008 and 2007 amounted to $90,164, $99,122 and $103,171, respectively.


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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2010 Annual Meeting of Shareholders and is incorporated by reference herein.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None



ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2010 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Dated:  December 16, 2009

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

Dated:  December 16, 2009

                ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Report of Independent Registered Public Accounting Firm..........33
Consolidated Balance Sheets as of September 30, 2009 and 2008....34
Consolidated Statements of Operations for the Years
  Ended September 30, 2009, 2008 and 2007 .......................35
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2009, 2008 and 2007 .......................36
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2009, 2008 and 2007 .......................37
Notes to Consolidated Financial Statements.......................38-48



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007:

II-Valuation and Qualifying Accounts.............................50

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
   and Stockholders
Microwave Filter Company, Inc. and Subsidiary
East Syracuse, New York 13057


As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co. LLP, we have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. and Subsidiary as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2009. The company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and Subsidiary, as of September 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.




/s/ EFP Rotenberg LLP

EFP Rotenberg LLP
Rochester, New York
December 16, 2009

         Microwave Filter Company and Subsidiaries
                 Consolidated Balance Sheets

                                                              September 30
Assets                                                       2009       2008
------                                                       ----       ----
Current assets:
  Cash and cash equivalents                              $1,476,318  $1,417,271
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $18,000 and $12,000                247,705     306,076
  Inventories                                               604,592     600,409
  Prepaid expenses and other current assets                 106,979      99,726
                                                          ---------   ---------
    Total current assets                                  2,435,594   2,423,482

Property, plant and equipment, net                          397,751     393,254
                                                          ---------  ----------

      Total Assets                                       $2,833,345  $2,816,736
                                                         ==========  ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                       $  144,485  $  152,313
  Customer deposits                                          33,026      21,228
  Accrued federal and state income taxes                      1,700       1,175
  Accrued payroll and related expenses                       60,568      61,228
  Accrued compensated absences                              278,510     195,426
  Other current liabilities                                  34,372      30,699
                                                          ---------   ---------
    Total current liabilities                               552,661     462,069
                                                          ---------   ---------
    Total liabilities                                       552,661     462,069
                                                          ---------   ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,324,140 in 2009 and 2008, Outstanding
    2,593,253 in 2009 and 2,892,458 in 2008                 432,414     432,414
  Additional paid-in capital                              3,248,706   3,248,706
  Retained earnings                                         284,213     202,706

  Common stock in treasury, at cost, 1,730,887
  shares in 2009 and 1,431,682 shares in 2008            (1,684,649) (1,529,159)
                                                          ---------   ---------
    Total stockholders' equity                            2,280,684   2,354,667
                                                          ---------   ---------
    Total Liabilities and Stockholders' Equity           $2,833,345  $2,816,736
                                                         ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                         For the Years Ended September 30
                                       2009             2008            2007
                                       ----             ----            ----

Net sales                           $4,610,313       $5,231,125      $4,634,233

Cost of goods sold                   2,979,485        3,293,906       3,035,485
                                     ---------        ---------       ---------

    Gross profit                     1,630,828        1,937,219       1,598,748

Selling, general
  and administrative expenses        1,565,939        1,939,422       1,956,011
                                     ---------        ---------       ---------

    Income (loss) from operations       64,889           (2,203)       (357,263)


Non-operating Income
    Interest income                     15,171           34,305          59,132
    Miscellaneous                        1,972            7,939           5,788
                                       -------          -------         -------

    Income (loss) before
       income taxes                     82,032           40,041        (292,343)


Provision (benefit) for
  income taxes                             525              525             650
                                      --------        ---------       ---------

NET INCOME (LOSS)                      $81,507          $39,516       ($292,993)
                                      ========        =========       =========

Per share data:
Basic Earnings (Loss) Per
  Common Share                           $0.03            $0.01          ($0.10)
                                     =========        =========       =========
Diluted Earnings (Loss) per
  Common Share                           $0.03            $0.01          ($0.10)
                                     =========        =========       =========
Shares used in computing net
  earnings (loss) per common share:
  Basic                              2,612,152        2,894,214       2,899,660
  Diluted                            2,612,152        2,967,274       3,038,098



The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
            For the Years Ended September 30, 2009, 2008 and 2007

            -----------------------------------------------------

                                                 Additional                                          Total
                              Common Stock        Paid-in       Retained    Treasury Stock      Stockholders'
                             Shares      Amt      Capital       Earnings    Shares     Amt         Equity
                             ------      ---      -------       --------    ------     ---         ------
Balance,
September 30, 2006          4,324,140   $432,414   $3,248,706     $456,183  1,421,788 ($1,519,932)   $2,617,371

Net (loss)                                                        (292,993)                            (292,993)
Purchase of treasury stock                                                      6,435      (6,562)       (6,562)
                           ----------  ---------   ----------   ----------    -------   ---------     ---------
Balance
September 30, 2007          4,324,140    432,414    3,248,706      163,190  1,428,223  (1,526,494)    2,317,816

Net income                                                          39,516                               39,516
Purchase of treasury stock                                                      3,459      (2,665)       (2,665)
                           ----------  ---------   ----------   ----------    -------   ---------     ---------
Balance
September 30, 2008          4,324,140    432,414    3,248,706      202,706  1,431,682  (1,529,159)    2,354,667

Net income                                                          81,507                               81,507
Purchase of treasury stock                                                    299,205    (155,490)     (155,490)
                           ----------  ---------   ----------   ----------    -------   ---------     ---------
Balance
September 30, 2009          4,324,140   $432,414   $3,248,706     $284,213  1,730,887 ($1,684,649)   $2,280,684
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

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                              For the Years Ended September 30
                                              --------------------------------
                                                  2009      2008       2007
                                                  ----      ----       ----

Cash flows from operating activities:
       Net income (loss)                        $81,507    $39,516  ($292,993)

Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation                                 82,626     77,502    113,991
    Provision for doubtful accounts               4,968        (87)       550
    Inventory obsolescence provision             (3,136)    14,730        527
Changes in assets and liabilities:
    Accounts receivable-trade                    53,403     64,753    (27,158)
    Federal and state income taxes                  525        525    138,636
    Inventories                                  (1,047)    45,512   (170,043)
    Other assets                                 (7,253)   (13,065)     8,165
    Accounts payable and customer deposits        3,970    (36,989)    10,432
    Accrued payroll, compensated absences and
      related expenses                           82,424    (10,263)    (4,936)
    Other current liabilities                     3,673        570     (6,922)
                                              ---------   --------    -------
    Net cash provided by (used in)
      operating activities                      301,660    182,704   (229,751)
                                              ---------   --------   --------
Cash flows from investing activities:
  Investments                                         0          0    798,544
  Capital expenditures                          (87,123)   (29,747)      (898)
                                               --------   --------   --------
    Net cash (used in) provided by
      investing activities                      (87,123)   (29,747)   797,646
                                               --------   --------   --------
Cash flows from financing activities:
  Purchase of treasury stock                   (155,490)    (2,665)    (6,562)
                                               --------   --------   --------
    Net cash (used in) provided by
      financing activities                     (155,490)    (2,665)    (6,562)
                                               --------   --------   --------
    Net increase (decrease)
      in cash and cash equivalents               59,047    150,292    561,333

Cash and cash equivalents at
  beginning of year                           1,417,271  1,266,979    705,646
                                              ---------   --------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR     $1,476,318 $1,417,271 $1,266,979
                                             ========== ========== ==========




Supplemental disclosures of cash flows:
  Cash paid (refunded) during the year
   for (approximately):
    Interest                                         $0         $0         $0
    Income taxes                                     $0         $0  ($141,000)



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

h.  Research and Development

  Costs in connection with research and development, which amount to $437,412, $473,957 and $461,954 for the fiscal years 2009, 2008 and 2007, respectively, are charged to operations as incurred.

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

j. Income Taxes

  The Company accounts for income taxes under FASB ASC 740-10 (Prior Authoritative Literature: Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes). Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. The Company has provided a full valuation allowance against its deferred tax assets.

  The Company adopted FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48) as of October 1, 2007. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustments were required upon adoption.

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

o. Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $4,000, $5,000 and $5,000 for the fiscal years 2009, 2008 and 2007, respectively.

p. Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the years ended September 30, 2009, 2008, and 2007.

q. New Accounting Pronouncements

  FASB ASC 105 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" which replaces SFAS 162) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an impact on the Company's financial statements.

  FASB ASC 810 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 167 "Amendments to FASB Interpretation No. 46(R)" improves financial reporting by enterprises involved with variable interest entities and addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. FASB ASC 105 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in fiscal 2011. The Company is evaluating the impact the adoption of FASB ASC 810 will have on its consolidated financial statements.

  FASB ASC 860 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in fiscal 2011. The Company is evaluating the impact the adoption of FASB ASC 860 will have on its consolidated financial statements.

  FASB ASC 855 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 165, "Subsequent Events"), establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. It is effective for interim or annual financial periods ending after June 15, 2009 and has been adopted by the Company. Adoption of FASB ASC 855 did not have a significant effect on the Company's consolidated financial statements

  FASB ASC 825 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. It is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009. The Company does not measure any of its financial instruments at fair value as permitted under FASB ASC 825.

  FASB ASC 820 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 157, Fair Value Measurements, establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. The Statement applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying the Emerging Issues Task Force (EITF) guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers, and investment companies that have been applying AICPA Guides. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal 2009) and interim periods within those fiscal years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. The requirements of the Statement are applied prospectively, except for changes in fair value related to estimating he fair value of a large block position and instruments measured at fair value at initial recognition based on transaction price in accordance with EITF 02-3 or Statement 155. The adoption of this pronouncement did not have an impact on the Company's financial statements.

  FASB ASC 810 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") no. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51", establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 810 on its consolidated financial statements but does not expect it to have a material effect.

  FASB ASC 805 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") No. 141(R), "Business
Combinations",   establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 805 on its consolidated financial statements but does not expect it to have a material effect.

  FASB ASC 815 (Prior Authoritative Literature: Financial Accounting Standards Board ("FASB") Statement of Financial Standard ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133", requires enhanced disclosures about an entity's derivative and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010. The Company is currently evaluating the impact of FASB ASC 815 on its consolidated financial statements but does not expect it to have a material effect.

2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

                                                September 30
                                          2009                 2008
                                          ----                 ----
  Raw materials and stock parts         $500,353             $471,290
  Work-in-process                         24,439               19,147
  Finished goods                          79,800              109,972
                                        --------            ---------
                                        $604,592             $600,409
                                        ========           ==========

  The Company's reserve for obsolescence equaled $401,321 at September 30, 2009 and $404,457 at September 30, 2008.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                 September 30
                                          2009                 2008
                                          ----                 ----
  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,048,112            3,112,939
  Office equipment and fixtures        1,685,156            1,668,318
                                       ---------            ---------
                                       6,694,901            6,742,890
  Less: Accumulated depreciation       6,297,150            6,349,636
                                       ---------            ---------
                                        $397,751             $393,254
                                      ==========           ==========

4. CREDIT FACILITIES

  The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable.

5. PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2009. The maximum corporate match was 6% of an employee's compensation during fiscal 2009.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2009, 2008 and 2007 were $90,164, $99,122 and $103,171, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0 in 2009, 2008 and 2007.

6. OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2013. Rental expense under these leases for the years ended September 30, 2009, 2008 and 2007 amounted to $10,640, $11,159 and $11,159, respectively.

  Minimum rental commitments at September 30, 2009 for these leases are:

        Year Ended      Lease
       September 30    Payments
       ------------    --------

           2010           7,625
           2011           7,128
           2012           7,128
           2013           7,128
                        -------
                        $29,009
                        =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                              Year Ended September 30
                            2009        2008        2007
Currently payable:
  Federal                    $194    ($16,846)  ($149,935)
  State                       525         525         650
Deferred (credit)            (194)     16,846     149,935
                          -------     -------     -------
                             $525        $525        $650
                          =======     =======     =======

A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                         Year ended September 30
                          ______2009______   ______2008______   ______2007______
                           Amount     %       Amount     %       Amount     %
Statutory tax rate        $27,891   34.0%    $13,614   34.0%   ($99,397)  34.0%
Surtax exemption
State income tax net of:
 Federal benefit              347    1.2%        347    0.9%        429    0.4%
Research and experimentation
 tax credits              (28,432)(101.9%)   (30,807) (76.9%)         0    0.0%
Valuation allowance           541    1.9%     17,193   42.9%     99,397   34.0%
Federal AMT rate
 differential                   0    0.0%          0    0.0%          0    0.0%
Other                         178    0.6%        178    0.4%        221    0.2%
                           ------   ----      ------   ----      ------  -----
                             $525    0.2%       $525    1.3%       $650    0.6%
                           ======   ====      ======   ====      ======   ====

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

                                            2009          2008
                                            ----          ----
  Inventory                              $143,316      $145,074
  Accrued warranty                          4,250         4,250
  Accrued vacation                         85,080        56,937
  Accounts receivable                       6,043         4,080
  Valuation allowance                    (238,689)     (210,341)
                                          -------       -------
  Net deferred tax assets
   (liabilities) - current                     $0            $0
                                          -------       -------

  Accelerated depreciation                $30,602       $19,669
  Research and experimentation
   tax credit carry forward               191,219       190,678
  AMT credit carry forward                 39,399        39,399
  NOL carry forward                        99,397        99,397
  Valuation allowance                    (360,617)     (349,143)
                                          -------       -------
  Net deferred tax assets
   (liabilities) - noncurrent                  $0             $0
                                          -------        -------
  Net deferred tax assets                      $0             $0
                                         ========        =======

  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes) the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and experimentation tax credit carry forwards and NOL carry forwards expire in 2028. At September 30, 2009, the Company's federal AMT credit can be carried forward indefinitely.


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


10. LEGAL MATTERS

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

11. SUBSEQUENT EVENTS

  Management has evaluated and disclosed subsequent events up to and including December 16, 2009, which is the date the financial statements were available.

12. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2009 and 2008:


                                        2009 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,249,703    $1,223,401    $1,021,215    $1,115,994

Cost of sales          $  820,695    $  807,708    $  635,060    $  716,022

Net income (loss)      $   (7,593)    $  37,138    $   35,346    $   16,616

Earnings (loss)
 per common share:     $     (.00)    $     .01    $      .01    $      .01


                                        2008 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,343,311    $1,216,664    $1,362,359    $1,308,791

Cost of sales          $  828,872    $  816,260    $  819,505    $  829,269

Net income (loss)      $   37,750    $  (79,122)   $   54,256    $   26,632

Earnings (loss)
 per common share:     $      .01    $     (.03)   $      .02    $      .01




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

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2009, 2008 and 2007





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2009
Allowance for doubtful accounts                 $12,000              $4,968         $805            $0      $17,773
Inventory valuation reserves                    404,457                   0            0         3,136      401,321
                                               --------             -------       ------       -------     --------
                                               $416,457              $4,968         $805        $3,136     $419,094
                                               ========             =======       ======       =======     ========


Year ended September 30, 2008
Allowance for doubtful accounts                 $12,087                $419         $250          $756      $12,000
Inventory valuation reserves                    389,726              14,731                                 404,457
                                               --------             -------       ------       -------     --------
                                               $401,813             $15,150         $250          $756     $416,457
                                               ========             =======       ======       =======     ========


Year ended September 30, 2007
Allowance for doubtful accounts                 $11,537                  $0         $550            $0      $12,087
Inventory valuation reserves                    389,200                 526                                 389,726
                                               --------             -------       ------       -------     --------
                                               $400,737                $526         $550            $0     $401,813
                                               ========             =======       ======       =======     ========
