Form 10-Q
period 2009-12-31
MICROWAVE FILTER CO INC /NY/
filed 2010-02-11
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2009

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

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  YES ____  NO____ (The Registrant is not yet required to submit Interactive
Data)

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

  Common Stock, $.10 Par Value -    2,592,933 shares as of February 1, 2010.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                            December 31, 2009      September 30, 2009
                               (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,270                $ 1,476
Accounts receivable-trade, net          353                    248
Inventories                             623                    604
Prepaid expenses and other
 current assets                          96                    107
                                    -------                -------

Total current assets                  2,343                  2,435

Property, plant and equipment, net      486                    398
                                    -------                -------

Total assets                        $ 2,829                $ 2,833
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   146                $   144
Customer deposits                        44                     33
Accrued federal and state income
 taxes                                    2                      2
Accrued payroll and related
 expenses                                39                     61
Accrued compensated absences            269                    278
Other current liabilities                35                     34
                                    -------                -------

Total current liabilities               535                    552
                                    -------                -------

Total liabilities                       535                    552
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       298                    284
                                    -------                -------

                                      3,979                  3,965

Common stock in treasury,
 at cost                             (1,685)                (1,685)
                                    -------                -------

Total stockholders' equity            2,294                  2,281
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,829                $ 2,833
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS
                    ENDED DECEMBER 31, 2009 AND 2008
                              (Unaudited)

(Amounts in thousands, except per share data)

                                 Three months ended
                                    December 31
                                 2009          2008


Net sales                      $1,135        $1,250

Cost of goods sold                715           821
                               ------        ------
Gross profit                      420           429

Selling, general and
 administrative expenses          408           442
                               ------        ------
Income (loss)
  from operations                  12           (13)

Other income (net),
  principally interest              2             6
                               ------        ------

Income (loss) before
  income taxes                     14            (7)


Provision (benefit) for
  income taxes                      0             0
                               ------        ------

NET INCOME (LOSS)                 $14           ($7)
                               ======        ======
Per share data:

Basic earnings (loss)
  per share                     $0.01         $0.00
                               ======        ======

Shares used in computing net
   earnings (loss) per share:   2,593         2,667


See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 2009 AND 2008
                                   (Unaudited)

(Amounts in thousands)
                                   Three months ended
                                      December 31
                                   2009          2008

Cash flows from operating
 activities:
Net income (loss)                $  14          ($   7)

Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:

Depreciation and amortization       23              20

Change in assets and liabilities:
Accounts receivable - trade       (105)              4
Inventories                        (19)            (13)
Prepaid expenses and other
 assets                             10              (8)
Accounts payable and accrued
 expenses                          (29)             14
Customer deposits                   11              10
                                 ------         ------

Net cash (used in) provided by
 operating activities              (95)             20
                                 ------         ------

Cash flows from
 investing activities:

Capital expenditures              (111)            (64)
                                 ------         ------

Net cash used in
 investing activities             (111)            (64)
                                 ------         ------

Cash flows from
 financing activities:

Purchase of treasury stock            0           (154)
                                  -----          -----
Net cash used in financing
 activities                           0           (154)
                                  -----          -----


Net (decrease) increase in
 cash and cash equivalents         (206)          (198)


Cash and cash equivalents
 at beginning of period           1,476          1,417
                                 ------         ------

Cash and cash equivalents
 at end of period                $1,270         $1,219
                                 ======         ======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2009


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2009.


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


Note 3. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2009     September 30, 2009

Raw materials and stock parts            $517                  $500
Work-in-process                            25                    24
Finished goods                             81                    80
                                         ----                  ----
                                         $623                  $604
                                         ====                  ====

 The Company's reserve for obsolescence equaled $401,321 at December 31, 2009 and September 30, 2009.

Note 4. Income Taxes

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


Note 6. Recent Pronouncements

  In October 2009, the FASB issued ASU No. 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)," which amends ASC 605-25, "Revenue
Recognition: Multiple-Element Arrangements." ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after October 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

  In October 2009, the FASB issued ASU No. 2009-14, "Software (Topic 985):
Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force)." ASU No. 2009-14 amends ASC 985-605, "Software: Revenue Recognition," such that tangible products, containing both software and non-software components that function together to deliver the tangible product's essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after October 1, 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

  In December 2009, the FASB issued ASU No. 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." ASU No. 2009-16 is a revision to ASC 860, "Transfers and Servicing," and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on October 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

  In December 2009, the FASB issued ASU No. 2009-17, "Consolidations (Topic
810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on October 1, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.


Note 7. Fair Value of Financial Instruments

  The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

  The Company currently does not trade in or utilize derivative financial instruments.


Note 8. Subsequent Events

  Management has evaluated and disclosed subsequent events up to and including February 11, 2010, which is the date the financial statements were available.

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


Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 vs. THREE MONTHS ENDED DECEMBER 31, 2008.

The following table sets forth the Company's net sales by major product group for the three months ended December 31, 2009 and 2008.

Product group (in thousands)          Fiscal 2010   Fiscal 2009

Microwave Filter (MFC):
  Cable TV                               $  406       $  421
  RF/Microwave                              278          286
  Satellite                                 372          489
  Broadcast TV                               76           50
Niagara Scientific (NSI)                      3            4
                                         ------       ------
    Total                                $1,135       $1,250
                                         ======       ======
Sales backlog at 12/31                   $  390       $  421
                                         ======       ======

  Net sales for the three months ended December 31, 2009 equaled $1,135,058, a decrease of $114,645 or 9.2% when compared to net sales of $1,249,703 for the three months ended December 31, 2008.

  MFC's Cable TV product sales for the three months ended December 31, 2009 equaled $405,939, a decrease of $15,300 or 3.6%, when compared to sales of $421,239 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's Satellite product sales for the three months ended December 31, 2009 equaled $371,799, a decrease of $117,099 or 24%, when compared to sales of $488,898 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes the decrease in sales to the global economic conditions.

  MFC's RF/Microwave product sales for the three months ended December 31, 2009 equaled $277,996, a decrease of $8,097 or 2.8%, when compared to RF/Microwave product sales of $286,093 for the three months ended December 31, 2008. The Company's RF/Microwave products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended December 31, 2009 equaled $76,531, an increase of $26,647 or 53.4.%, when compared to sales of $49,884 during the same period. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  The Company's sales order backlog equaled $389,684 at December 31, 2009 compared to sales order backlog of $479,861 at September 30, 2009. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December 31, 2009 is scheduled to ship by September 30, 2010.

  The Company recorded a net income of $14,084 for the three months ended December 31, 2009 compared to a net loss of $7,593 for the three months ended December 31, 2008. The improvement in net income can primarily be attributed to the lower SG&A expenses this year when compared to the same period last year.

  Gross profit for the three months ended December 31, 2009 equaled $420,599, a decrease of $8,409 or 2%, when compared to gross profit of $429,008 for the three months ended December 31, 2008. As a percentage of sales, gross profit equaled 37.1% for the three months ended December 31, 2009 compared to 34.3% for the three months ended December 31, 2008. The increase in gross profit as a percentage of sales can be attributed to lower direct material costs primarily due to product sales mix.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2009 equaled $408,370, a decrease of $33,689 or 7.7%, when compared to SG&A expenses of $442,239 for the three months ended December 31, 2008. The decrease in SG&A expenses can primarily be attributed to planned decreases in payroll expenses and media advertising and lower sales commission expenses during the three months ended December 31, 2009 when compared to the same period last year. As a percentage of sales, SGA expenses increased to 36% for the three months ended December 31, 2009 compared to 35.4% for the three months ended December 31, 2008.

  Other income is primarily interest income earned on invested cash balances. Other income equaled $1,855 for the three months ended December 31, 2009 compared to $5,638 for the three months ended December 31, 2008. The decrease is primarily due to lower market interest rates this year when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for both the three months ended December 31, 2009 and 2008. Any benefit for losses have been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

   At December 31, 2009 and 2008, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES


                                   December 31, 2009     September 30, 2009

    Cash & cash equivalents           $1,270,492            $1,476,318
    Working capital                   $1,807,890            $1,882,933
    Current ratio                      4.38 to 1             4.41 to 1
    Long-term debt                       $     0               $     0


  Cash and cash equivalents decreased $205,826 to $1,270,492 at December 31, 2009 when compared to cash and cash equivalents of $1,476,318 at September 30, 2009. The decrease was a result of $94,087 in net cash used in operating activities, $111,451 in net cash used for capital expenditures and $288 in net cash used to purchase treasury stock.

  The increase in accounts receivable of $105,158 at December 31, 2009 when compared to September 30, 2009 can primarily be attributed to lower collections on accounts receivables during the month ended December 31, 2009 when compared to the month ended September 30, 2009 and to higher sales during December 2009 when compared to September 2009.

  At December 31, 2009, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2009. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of December 31, 2009.

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

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The State of New York Workers' Compensation Board commenced an action against Microwave Filter Company, Inc. to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in. Due to the relatively short period of time Microwave Filter Company, Inc. participated in the program and the limited amount of potential exposure, we do not expect the resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.

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


                               MICROWAVE FILTER COMPANY, INC.


February 11, 2010                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 11, 2010                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer