Form 10-K/A
period 2009-09-30
MICROWAVE FILTER CO INC /NY/
filed 2010-03-02
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                               FORM 10-K/A
                            (Amendment No. 1)
(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                               EXPLANATORY NOTE

    We are filing this Amendment No. 1 on Form 10-K/A to amend our annual report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 16, 2009, solely to amend management's internal control report as required by Item 308T of Regulation S-K. As such, our certifications should include the introductory language in paragraph 4 of the certification that refers to the certifying officer's responsibility for establishing and maintaining internal control over financial reporting for the company as well as the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

                                    PART IV



Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES


31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of The Securities Exchange Act of 1934

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MICROWAVE FILTER COMPANY, INC.

Dated: March 2, 2010                           BY: /s/ Carl F. Fahrenkrug

                                                       Carl F. Fahrenkrug
                                                       Chief Executive Officer

Exhibit
Number                          Description

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934