Form 10-Q/A
period 2009-12-31
MICROWAVE FILTER CO INC /NY/
filed 2010-03-02
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                               FORM 10-Q/A
                            (Amendment No. 1)
(Mark one)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the quarterly period ended_______December 31, 2009__________________________

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

  Common Stock, $.10 Par Value - 2,592,933 shares outstanding at February 1,
2010.

                               EXPLANATORY NOTE

    We are filing this Amendment No. 1 on Form 10-Q/A to amend our quarterly report on Form 10-Q for the period ended December 31, 2009, filed with the SEC on February 11, 2010, solely to amend management's internal control report as required by Item 308T of Regulation S-K. As such, our certifications should include the introductory language in paragraph 4 of the certification that refers to the certifying officer's responsibility for establishing and maintaining internal control over financial reporting for the company as well as the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-K.

                                    PART II


Item 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES


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