Form 10-K/A
period 2009-09-30
MICROWAVE FILTER CO INC /NY/
filed 2010-03-31
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                               FORM 10-K/A
                            (Amendment No. 2)
(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                               EXPLANATORY NOTE

  We are filing this Amendment No. 2 on Form 10-K/A to amend our annual report on Form 10-K for the fiscal year ended September 30, 2009, filed with the SEC on December 16, 2009, to amend and currently date the certifications, which are filed as Exhibit 31.1 and 31.2 to the Form 10K/A.

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

                                              MICROWAVE FILTER COMPANY, INC.

Dated: March 31, 2010                          BY: /s/ Carl F. Fahrenkrug

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