Form 10-Q/A
period 2009-12-31
MICROWAVE FILTER CO INC /NY/
filed 2010-03-31
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                               FORM 10-Q/A
                            (Amendment No. 2)
(Mark one)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                               EXPLANATORY NOTE

  We are filing this Amendment No. 2 on Form 10-Q/A to amend our quarterly report on Form 10-Q for the period ended December 31, 2009, filed with the SEC on February 11, 2010, to amend and currently date the certifications, which are filed as Exhibit 31.1 and 31.2 to the Form 10-Q/A.

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