Form 10-Q
period 2010-03-31
MICROWAVE FILTER CO INC /NY/
filed 2010-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2010

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

  Common Stock, $.10 Par Value -    2,592,818 shares as of May 3, 2010.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                               March 31, 2010       September 30, 2009
                                (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,278                $ 1,476
Accounts receivable-trade, net          395                    248
Inventories                             603                    604
Prepaid expenses and other
 current assets                         101                    107
                                    -------                -------

Total current assets                  2,377                  2,435

Property, plant and equipment, net      469                    398
                                    -------                -------

Total assets                        $ 2,846                $ 2,833
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   151                $   144
Customer deposits                        27                     33
Accrued federal and state income
 taxes payable                            2                      2
Accrued payroll and related
 expenses                                88                     61
Accrued compensated absences            266                    278
Other current liabilities                37                     34
                                    -------                -------

Total current liabilities               571                    552
                                    -------                -------

Total liabilities                       571                    552
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       279                    284
                                    -------                -------

                                      3,960                  3,965
Common stock in treasury,
 at cost                             (1,685)                (1,685)
                                    -------                -------

Total stockholders' equity            2,275                  2,281
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,846                $ 2,833
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED MARCH 31, 2010 AND 2009
                              (Unaudited)

(Amounts in thousands, except per share data)

                                Three months ended         Six months ended
                                     March 31                   March 31
                                2010          2009         2010         2009


Net sales                      $1,094        $1,223       $2,229       $2,473

Cost of goods sold                732           807        1,446        1,628
                               ------        ------       ------       ------
Gross profit                      362           416          783          845

Selling, general and
 administrative expenses          383           383          792          825
                               ------        ------       ------       ------
(Loss) income from
  operations                      (21)           33           (9)          20

Other income (net),
  principally interest              2             4            4           10
                               ------        ------       ------       ------

(Loss) income before
  income taxes                    (19)           37           (5)          30

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET (LOSS) INCOME                ($19)          $37          ($5)         $30
                               ======        ======       ======       ======
Per share data:

Basic (loss) earnings
   per share                   ($0.01)        $0.01        $0.00        $0.01
                               ======        ======       ======       ======
Diluted (loss) earnings
   per share                   ($0.01)        $0.01        $0.00        $0.01
                               ======        ======       ======       ======
Shares used in computing
   net (loss) earnings per share:
   Basic                        2,593         2,595        2,593        2,631
   Diluted                      2,593         2,595        2,593        2,631


See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009
                                 (Unaudited)

(Amounts in thousands)


                                         Six months ended
                                             March 31
                                         2010        2009


Cash flows from operating
 activities:

Net (loss) income                        $ (5)       $ 30

Adjustments to reconcile
 net (loss) income to net
 cash (used in) provided by
 operating activities:
Depreciation and amortization              47          41

Change in assets and liabilities:
Accounts receivable                      (147)        (79)
Inventories                                 1         (13)
Prepaid expenses & other
 assets                                     6          (3)
Accounts payable & accrued
 expenses                                  24          15
Customer deposits                          (6)          5
                                        -----       -----
Net cash (used in) provided by
 operating activities                     (80)         (4)
                                        -----       -----

Cash flows from investing
activities:
Capital expenditures                     (118)        (87)
                                        -----       -----
Net cash (used in) provided by
 investing activities                    (118)        (87)
                                        -----       -----

Cash flows from financing
activities:
Purchase of treasury stock                  0        (154)
                                        -----       -----
Net cash (used in) provided by
 financing activities                       0        (154)
                                        -----       -----

(Decrease) increase in cash
 and cash equivalents                    (198)       (245)


Cash and cash equivalents
 at beginning of period                 1,476       1,417
                                        -----       -----

Cash and cash equivalents
 at end of period                      $1,278      $1,172
                                        =====       =====


See Accompanying Notes to Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2010


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2009.



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


Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             March 31, 2010     September 30, 2009

Raw materials and stock parts              $494                 $500
Work-in-process                              34                   24
Finished goods                               75                   80
                                           ----                 ----
                                           $603                 $604
                                           ====                 ====

  The Company's reserve for obsolescence equaled $401,321 at March 31, 2010 and September 30, 2009.

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


Note 6. Recent Pronouncements

  In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends ASC 820, Fair Value Measurements (ASC 820) to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers' disclosures about postretirement benefit plan assets under Subtopic 20 of ASC 715, Compensation - Retirement Benefits (ASC 715) to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU became effective for the Company on January 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for the Company on January 1, 2011. The adoption of this pronouncement did not have an impact on the Company's financial statements.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2010 vs. THREE MONTHS ENDED MARCH 31, 2009 The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2010 and 2009.


Product group (in thousands)          Fiscal 2010    Fiscal 2009

Microwave Filter (MFC):
  Cable TV                               $  296         $  406
  RF/Microwave                              406            394
  Satellite                                 350            392
  Broadcast TV                               42             30
Niagara Scientific (NSI)                      0              1
                                         ------         ------
  Total                                  $1,094         $1,223
                                         ======         ======
Sales backlog at 3/31                    $  679         $  285
                                         ======         ======

  Net sales for the three months ended March 31, 2010 equaled $1,093,697, a decrease of $129,704 or 10.6%, when compared to net sales of $1,223,401 for the three months ended March 31, 2009.

  MFC's Cable TV product sales decreased $110,537 or 27.2% to $295,576 for the three months ended March 31, 2010 when compared to Cable TV product sales of $406,113 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's RF/Microwave product sales increased $11,845 or 3% to $405,524 for the three months ended March 31, 2010 when compared to RF/Microwave product sales of $393,679 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales decreased $42,497 or 10.8% to $349,928 for the three months ended March 31, 2010 when compared to Satellite product sales of $392,425 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes the decrease in demand to the global economic conditions.

  MFC's Broadcast TV/Wireless Cable product sales increased $12,589 or 42.3% to $42,384 for the three months ended March 31, 2010 when compared to sales of $29,795 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $679,401 at March 31, 2010 compared to sales order backlog of $389,684 at December 31, 2009. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 87% of the total sales order backlog at March 31, 2010 is scheduled to ship by September 30, 2010.

  Gross profit for the three months ended March 31, 2010 equaled $362,147, a decrease of $53,546 or 12.9%, when compared to gross profit of $415,693 for the three months ended March 31, 2009. The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 33.1% for the three months ended March 31, 2010 compared to 34.0% for the three months ended March 31, 2009.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2010 equaled $383,271, an increase of $383 or 0.1%, when compared to SG&A expenses of $382,888 for the three months ended March 31, 2009. As a percentage of sales, SGA expenses increased to 35.0% for the three months ended March 31, 2010 compared to 31.3% for the three months ended March 31, 2009 primarily due to the lower sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $21,124 for the second quarter ended March 31, 2010 compared to income from operations of $32,805 for the three months ended March 31, 2009. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income for the three months ended March 31, 2010 equaled $1,896, a decrease of $2,437 when compared to other income of $4,333 for the three months ended March 31, 2009. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances and lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended March 31, 2010 and March 31, 2009. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

SIX MONTHS ENDED MARCH 31, 2010 vs. SIX MONTHS ENDED MARCH 31, 2009
The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2010 and 2009.


Product group (in thousands)          Fiscal 2010    Fiscal 2009

Microwave Filter (MFC):
  Cable TV                               $  701         $  827
  RF/Microwave                              684            680
  Satellite                                 722            881
  Broadcast TV                              119             80
Niagara Scientific (NSI)                      3              5
                                         ------         ------
    Total                                $2,229         $2,473
                                         ======         ======
Sales backlog at 3/31                    $  679         $  285
                                         ======         ======


  Net sales for the six months ended March 31, 2010 equaled $2,228,755, a decrease of $244,349 or 9.9%, when compared to net sales of $2,473,104 for the six months ended March 31, 2009.

  MFC's Cable TV product sales decreased $125,837 or 15.2% to $701,515 for the six months ended March 31, 2010 when compared to Cable TV product sales of $827,352 during the six months ended March 31, 2009. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's RF/Microwave product sales increased $3,748 or 0.6% to $683,520 for the six months ended March 31, 2010 when compared to RF/Microwave product sales of $679,772 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Satellite product sales decreased $159,596 or 18.1% to $721,727 for the six months ended March 31, 2010 when compared to satellite product sales of $881,323 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes the decrease in sales to the global economic conditions.

  MFC's Broadcast TV/Wireless Cable product sales increased $39,236 or 49.2% to $118,915 for the six months ended March 31, 2010 when compared to sales of $79,679 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $679,401 at March 31, 2010 compared to sales order backlog of $479,861 at September 30, 2009. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 87% of the total sales order backlog at March 31, 2010 is scheduled to ship by September 30, 2010.

  Gross profit for the six months ended March 31, 2010 equaled $782,746, a decrease of $61,955 or 7.3%, when compared to gross profit of $844,701 for the six months ended March 31, 2009. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 35.1% for the six months ended March 31, 2010 compared to 34.2% for the six months ended March 31, 2009. The increase in gross profit as a percentage of sales can be attributed to lower direct material costs as a percentage of sales this year when compared to the same period last year primarily due to product sales mix.

  SG&A expenses for the six months ended March 31, 2010 equaled $791,641, a decrease of $33,486 or 4.1%, when compared to SG&A expenses of $825,127 for the six months ended March 31, 2009. As a percentage of sales, SGA expenses increased to 35.5% for the six months ended March 31, 2010 compared to 33.4% for the six months ended March 31, 2009 primarily due to the lower sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $8,895 for the six months ended March 31, 2010 compared to income from operations of $19,574 for the six months ended March 31, 2009. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income for the six months ended March 31, 2010 equaled $3,751, a decrease of $6,220, when compared to other income of $9,971 for the six months ended March 31, 2009. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to the decrease in invested cash balances and lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the six months ended March 31, 2010 and March 31, 2009. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

Off-Balance Sheet Arrangements

  At March 31, 2010 and 2009, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

                              Mar. 31, 2010       Sep. 30, 2009

Cash & cash equivalents         $1,278,064          $1,476,318
Working capital                 $1,806,510          $1,882,933
Current ratio                    4.16 to 1           4.41 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $198,254 to $1,278,064 at March 31, 2010 when compared to cash and cash equivalents of $1,476,318 at September 30, 2009. The decrease was a result of $80,086 in net cash used in operating activities, $117,787 in net cash used for capital expenditures and $381 in net cash used to purchase treasury stock.

  The increase in accounts receivable of $147,775 at March 31, 2010 when compared to September 30, 2009 can primarily be attributed to the increase in shipments during the month of March 2010 when compared to the month of September 2009.

  At March 31, 2010, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2010. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of March 31, 2010.

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

Item 4.  (Removed and Reserved)

Item 5.  Other Information

         None.

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


                               MICROWAVE FILTER COMPANY, INC.


May 13, 2010                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 13, 2010                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer