Form 10-Q
period 2010-06-30
MICROWAVE FILTER CO INC /NY/
filed 2010-08-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 June 30, 2010

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

   Common Stock, $.10 Par Value -    2,592,818 shares as of August 12, 2010.

                       PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                              June 30, 2010        September 30, 2009
                                (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,359                $ 1,476
Accounts receivable-trade, net          230                    248
Inventories                             627                    604
Prepaid expenses and other
 current assets                          94                    107
                                    -------                -------

Total current assets                  2,310                  2,435

Property, plant and equipment, net      467                    398
                                    -------                -------

Total assets                        $ 2,777                $ 2,833
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   133                $   144
Customer deposits                        45                     33
Accrued federal and state income
 taxes payable                            2                      2
Accrued payroll and related
 expenses                                71                     61
Accrued compensated absences            262                    278
Other current liabilities                38                     34
                                    -------                -------

Total current liabilities               551                    552
                                    -------                -------

Total liabilities                       551                    552
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       230                    284
                                    -------                -------

                                      3,911                  3,965
Common stock in treasury,
 at cost                             (1,685)                (1,685)
                                    -------                -------

Total stockholders' equity            2,226                  2,281
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 2,777                $ 2,833
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS
                      ENDED JUNE 30, 2010 AND 2009
                              (Unaudited)

(Amounts in thousands, except earnings per share)


                                Three months ended         Nine months ended
                                     June 30                   June 30
                                2010          2009         2010         2009

Net sales                      $1,029        $1,021       $3,258       $3,494

Cost of goods sold                695           635        2,141        2,263
                               ------        ------       ------       ------
Gross profit                      334           386        1,117        1,231

Selling, general and
 administrative expenses          385           355        1,177        1,180
                               ------        ------       ------       ------
Income (loss) from
  operations                      (51)           31          (60)          51

Other income (net),
  principally interest              2             4            6           14
                               ------        ------       ------       ------

Income before income
  taxes                           (49)           35          (54)          65

Provision for income
  taxes                             0             0            0            0
                               ------        ------       ------       ------

NET INCOME                       ($49)          $35         ($54)         $65
                               ======        ======       ======       ======
Per share data:

Basic and Diluted
   earnings per share          ($0.02)        $0.01       ($0.02)       $0.02
                               ======        ======       ======       ======
Shares used in computing
   net earnings per share:
   Basic and Diluted            2,593         2,594        2,593        2,619




See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009
                                 (Unaudited)

(Amounts in thousands)


                                        Nine months ended
                                             June 30
                                         2010        2009


Cash flows from operating
 activities:

Net income (loss)                        ($ 54)      $ 65

Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)
 operating activities:
Depreciation and amortization               72         62

Change in assets and liabilities:
Accounts receivable                         17         (5)
Inventories                                (23)        22
Prepaid expenses & other
 assets                                     13         14
Accounts payable & accrued
 expenses                                  (13)        43
Customer deposits                           12         12
                                         -----      -----
Net cash provided by
 operating activities                       24        213
                                         -----      -----

Cash flows from investing
activities:
Capital expenditures                      (141)       (87)
                                         -----      -----
Net cash (used in)
 investing activities                     (141)       (87)
                                         -----      -----

Cash flows from financing
activities:
Purchase of treasury stock                   -       (155)
                                         -----      -----
Net cash used in financing
 activities                                  -       (155)
                                         -----      -----

(Decrease) increase in cash
 and cash equivalents                     (117)       (29)


Cash and cash equivalents
 at beginning of period                  1,476      1,417
                                         -----      -----

Cash and cash equivalents
 at end of period                       $1,359     $1,388
                                         =====      =====





See Accompanying Notes to Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 2010


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2009.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)             June 30, 2010     September 30, 2009

Raw materials and stock parts              $520                 $500
Work-in-process                              25                   24
Finished goods                               82                   80
                                           ----                 ----
                                           $627                 $604
                                           ====                 ====

  The Company's reserve for obsolescence equaled $401,321 at June 30, 2010 and September 30, 2009.

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



RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2010 vs. THREE MONTHS ENDED JUNE 30, 2009

The following table sets forth the Company's net sales by major product group for the three months ended June 30, 2010 and 2009.

Product group (in thousands)          Fiscal 2010    Fiscal 2009

Microwave Filter (MFC):
  Cable TV                               $  324         $  323
  Satellite                                 367            400
  RF/Microwave                              298            263
  Broadcast TV                               39             31
Niagara Scientific (NSI)                      1              4
                                         ------         ------
  Total                                  $1,029         $1,021
                                         ======         ======
Sales backlog at 6/30                    $  655         $  376
                                         ======         ======

  Net sales for the three months ended June 30, 2010 equaled $1,029,159, an increase of $7,944 or 0.8%, when compared to net sales of $1,021,215 for the three months ended June 30, 2009.

  MFC's Cable TV product sales increased $549 or 0.2% to $324,060 for the three months ended June 30, 2010 when compared to Cable TV product sales of $323,511 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's Satellite product sales decreased $32,543 or 8.1% to $367,396 for the three months ended June 30, 2010 when compared to Satellite product sales of $399,939 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes the decrease in sales to the global economic conditions. Management does expect demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales increased $35,053 or 13.3% to $298,366 for the three months ended June 30, 2010 when compared to RF/Microwave product sales of $263,313 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless Cable product sales increased $8,082 or 26.4% to $38,694 for the three months ended June 30, 2010 when compared to sales of $30,612 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products. These products are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $654,643 at June 30, 2010 compared to sales order backlog of $679,401 at March 31, 2010 and $479,861 at September 30, 2009. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 90% of the sales order backlog at June 30, 2010 is scheduled to ship by September 30, 2010.

  Gross profit for the three months ended June 30, 2010 equaled $334,139, a decrease of $52,016 or 13.5%, when compared to gross profit of $386,155 for the three months ended June 30, 2009. As a percentage of sales, gross profit equaled 32.5% for the three months ended June 30, 2010 compared to 37.8% for the three months ended June 30, 2009. The decreases in gross profit can primarily be attributed to higher direct material and labor costs due primarily to product sales mix and higher manufacturing overhead costs due to higher payroll and payroll related expenses this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2010 equaled $385,031, an increase of $30,121 or 8.5%, when compared to SG&A expenses of $354,910 for the three months ended June 30, 2009. As a percentage of sales, SGA expenses equaled 37.4% for the three months ended June 30, 2010 compared to 34.8% for the three months ended June 30, 2009. The increases can primarily be attributed to higher payroll and payroll related expenses this year when compared to the same period last year. The Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages.

  The Company recorded a loss from operations of $50,892 for the third quarter ended June 30, 2010 compared to income from operations of $31,245 for the three months ended June 30, 2009. The decrease in operating income can be attributed to the higher cost of goods sold and SGA expenses this year when compared to the same period last year.

  Other income for the three months ended June 30, 2010 equaled $1,855, a decrease of $2,246 when compared to other income of $4,101 for the three months ended June 30, 2009. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates this year when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the three months ended June 30, 2010 and June 30, 2009. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


NINE MONTHS ENDED June 30, 2010 vs. NINE MONTHS ENDED JUNE 30, 2009

The following table sets forth the Company's net sales by major product group for the nine months ended June 30, 2010 and 2009.


Product group (in thousands)          Fiscal 2010    Fiscal 2009

Microwave Filter (MFC):
  Cable TV                               $1,025         $1,151
  Satellite                               1,089          1,281
  RF/Microwave                              982            943
  Broadcast TV                              158            110
Niagara Scientific (NSI)                      4              9
                                         ------         ------
    Total                                $3,258         $3,494
                                         ======         ======
Sales backlog at 6/30                    $  655         $  376
                                         ======         ======

  Net sales for the nine months ended June 30, 2010 equaled $3,257,914, a decrease of $236,405 or 6.8%, when compared to net sales of $3,494,319 for the nine months ended June 30, 2009.

  MFC's Cable TV product sales decreased $125,288 or 10.9% to $1,025,575 for the nine months ended June 30, 2010 when compared to Cable TV product sales of $1,150,863 during the nine months ended June 30, 2009. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's Satellite product sales decreased $192,139 or 15% to $1,089,123 for the nine months ended June 30, 2009 when compared to satellite product sales of $1,281,262 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes the decrease in sales to the global economic conditions. Management does expect demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales increased $38,801 or 4.1% to $981,886 for the nine months ended June 30, 2010 when compared to RF/Microwave product sales of $943,085 during the same period last year. MFC's RF/Microwave products are sold primarily to original equipment manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM (Original Equipment Manufacturer) market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV/Wireless Cable product sales increased $47,318 or 42.9% to $157,609 for the nine months ended June 30, 2010 when compared to sales of $110,291 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products. These products are primarily sold to system integrators for rural communities.

  NSI sales for the nine months ended June 30, 2010 equaled $3,721 when compared to sales of $8,818 for the nine months ended June 30, 2009. NSI sales consist primarily of spare parts orders.

  Gross profit for the nine months ended June 30, 2010 equaled $1,116,885, a decrease of $113,971 or 9.3%, when compared to gross profit of $1,230,856 for the nine months ended June 30, 2009. As a percentage of sales, gross profit
equaled    34.3% for the nine months ended June 30, 2010 compared to 35.2% for the nine months ended June 30, 2009. The decreases in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb fixed overhead expenses.

  SG&A expenses for the nine months ended June 30, 2010 equaled $1,176,672, a decrease of $3,365 or 0.3%, when compared to SG&A expenses of $1,180,037 for the nine months ended June 30, 2009. As a percentage of sales, SGA expenses increased to 36.1% for the nine months ended June 30, 2010 compared to 33.8% for the nine months ended June 30, 2009 primarily due to the lower sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $59,787 for the nine months ended June 30, 2010 compared to income from operations of $50,819 for the nine months ended June 30, 2009. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income for the nine months ended June 30, 2010 equaled $5,606, a decrease of $8,466, when compared to other income of $14,072 for the nine months ended June 30, 2009. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates when compared to last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the nine months ended June 30, 2010 and June 30, 2009. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

  At June 30, 2010 and 2009, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

                              Jun. 30, 2010       Sep. 30, 2009

Cash & cash equivalents         $1,358,989          $1,476,318
Working capital                 $1,759,593          $1,882,933
Current ratio                    4.19 to 1           4.41 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents decreased $117,329 to $1,358,989 at June 30, 2010 when compared to cash and cash equivalents of $1,476,318 at September 30, 2009. The decrease was a result of $23,711 in net cash provided by operating activities, $140,659 in net cash used for capital expenditures and $381 in net cash used to purchase treasury stock.

  At June 30, 2010, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June 30, 2010. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of June 30, 2010.

  This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm.

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


                               MICROWAVE FILTER COMPANY, INC.


August 12, 2010                  Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

August 12, 2010                  Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer