Form 10-K
period 2010-09-30
MICROWAVE FILTER CO INC /NY/
filed 2010-12-22
CIK 716688

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C 20549

                                 FORM 10-K

(Mark one)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended_______September 30, 2010_____________________________
                                    OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2010, was $1,858,554.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2010:   2,589,194

DOCUMENTS INCORPORATED BY REFERENCE
     Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2011 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

                           PART I


ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2010 Annual Report and Form 10-K for the fiscal year ended September 30, 2010 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.


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

  Broadcast - Due to the recent analog to digital conversion within the TV (UHF/VHF) broadcast industry, Microwave Filter Company has experienced a resurgence in business for both TV transmit and receive filters. Specifically, in order to accommodate the wider digital TV signal bandwidths, customers have been forced to replace their existing (narrower bandwidth) analog filters with (wider bandwidth) digital filters. As a result, MFC has developed new products (e.g.- DTV mask transmit filters) to accommodate the wider bandwidth digital signals.

   Another result of this analog to digital conversion was the elimination of the uppermost UHF channels (52-69) that operated between 698 - 806 MHz. Subsequently, part of this vacated frequency band was allocated for Public Safety communication use, while much of the remaining band has been auctioned off for Internet Service Provider (ISP) operations (e.g. - Verizon, AT&T, etc.) Now referred to as the "700 MHz Band" - many of these new applications also require MFC filter products. Some of these operations actually utilize the same channel allocations formerly used by those defunct UHF channels.

  Consequently, MFC has been able to transform existing filter product lines into an entirely new filter line to satisfy many of these new ISP applications, without requiring significant product modification or new product development.

  MFC also continues to serve other segments of the Broadcast industry such as FM radio, STL (TV Studio-to-Transmitter Links) and the BAS (Broadcast Auxiliary Service) band (formerly known as the ENG (Electronic News Gathering) band.)

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

WORLD TRADE
-----------

  Management believes that world marketing is a route to substantial expansion of sales for MFC. Significant efforts have been made over the last year to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions.
The Company's international sales    decreased $29,405 or 5.5% to $498,169 for
the fiscal year ended September 30, 2010 when compared to international sales of $527,574 during the fiscal year ended September 30, 2009. The decrease can be attributed to the global economic conditions.

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

SIGNIFICANT CUSTOMERS
---------------------

  Sales to one customer represented approximately 15% of total sales during fiscal 2010.

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

BACKLOG
-------

  At September 30, 2010, the Company's total backlog of orders, which represents firm orders from customers, was $413,159 compared to $479,861 at September 30, 2009. The total Company backlog at September 30, 2010 is scheduled to ship during fiscal 2011. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
---------

  At September 30, 2010, the Company employed 48 full-time and 2 part-time employees.

RESEARCH AND DEVELOPMENT
------------------------

  The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $448,901 and $437,412 for the fiscal years 2010 and 2009, respectively. Research and development costs are charged to operations as incurred.

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



ITEM 4. (REMOVED AND RESERVED)

                           PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.


  The Company's securities are currently quoted on The Pink OTC Markets (www.otcmarkets.com), an electronic quotation service for securities traded over-the-counter, and the OTCBB (www.otcbb.com).

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


Fiscal 2010                        High      Low

Oct. 1, 2009 to Dec. 31, 2009   $   1.00   $  .51
Jan. 1, 2010 to Mar. 31, 2010       1.01      .70
Apr. 1, 2010 to June 30, 2010        .99      .42
July 1, 2010 to Sept. 30, 2010       .88      .42

Fiscal 2009                        High      Low

Oct. 1, 2008 to Dec. 31, 2008   $    .81    $ .52
Jan. 1, 2009 to Mar. 31, 2009        .79      .51
Apr. 1, 2009 to June 30, 2009        .94      .53
July 1, 2009 to Sept. 30, 2009       .94      .75



  The Company had approximately 600 holders of record of its common stock at September 30, 2010.

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



Five Year Summary of Financial Data


                                                           September 30
                                     2010         2009         2008          2007         2006
Net Sales                        $ 4,691,522  $ 4,610,313  $ 5,231,125   $ 4,634,233   $ 4,536,715
Net Income (Loss)                $   146,291  $    81,507  $    39,516   $  (292,993)  $  (411,349)
Total Assets                     $ 2,963,224  $ 2,833,345  $ 2,816,736   $ 2,826,042   $ 3,126,373
Long Term Debt                   $         0  $         0  $         0   $         0   $         0
Basic Earnings (Loss)
 Per Share                       $       .06  $       .03  $       .01   $      (.10)  $      (.14)
Diluted Earnings (Loss)
 Per Share                       $       .06  $       .03  $       .01   $      (.10)  $      (.13)
Shares Used In Computing Net
 Earnings (Loss) Per Share:
 Basic                             2,592,723    2,612,152    2,894,214     2,889,660     2,905,355
 Diluted                           2,592,723    2,612,152    2,967,274     3,038,098     3,043,903
Cash ($) Dividends Paid Per
   Share                         $       .00  $       .00  $       .00   $       .00   $       .10



Net income (loss) as a percentage of:   2010         2009         2008         2007          2006
Net Sales..........................     3.1%         1.8%         0.7%        (6.3%)        (9.1%)
Assets   ..........................     4.9%         2.9%         1.4%       (10.4%)       (13.2%)
Equity.............................     6.0%         3.6%         1.7%       (12.6%)       (15.7%)


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


RESULTS OF OPERATIONS
---------------------

  The following table sets forth the Company's net sales by major product group for each of the fiscal years in the two year period ended September 30, 2010.


Product group (in thousands)  Fiscal 2010     Fiscal 2009

Microwave Filter:
  Satellite                      $1,547          $1,559
  Cable TV                        1,470           1,561
  RF/Microwave                    1,440           1,296
  Broadcast TV                      228             184
Niagara Scientific                    6              10
                                 ------          ------
    Total                        $4,691          $4,610
                                 ======          ======
Sales backlog at 9/30            $  413          $  480
                                 ======          ======

Fiscal 2010 compared to fiscal 2009

  Consolidated net sales for the fiscal year ended September 30, 2010 equaled $4,691,522, an increase of $81,209 or 1.8%, when compared to consolidated net sales of $4,610,313 during the fiscal year ended September 30, 2009.

  MFC's Satellite product sales decreased $12,698 or 0.8% to $1,547,037 during the fiscal year ended September 30, 2010 when compared to sales of $1,559,735 during the fiscal year ended September 30, 2009. The decrease can be attributed to a decrease in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although the current economic slowdown has impacted sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Cable TV product sales decreased $90,850 or 5.8% to $1,470,202 during the fiscal year ended September 30, 2010 when compared to Cable TV product sales of $1,561,052 during the fiscal year ended September 30, 2009. The decrease can primarily be attributed to the shift from analog to digital television and the current economic slowdown. Digital Televison (DTV) is a new type of broadcasting modulation that will transform television viewing. DTV enables broadcasters and cable operators to offer television with movie-quality picture and sound (HDTV). It also offers greater multicasting and interactive capabilities. DTV is a more flexible and efficient technology than the NTSC "analog" modulation system. Rather than being limited to providing one analog programming channel, a broadcaster or cable operator will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one cable or broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's RF/Microwave product sales increased $144,187 or 11.1% to $1,440,021 during the fiscal year ended September 30, 2010 when compared to sales of $1,295,834 during the fiscal year ended September 30, 2009. The Company's RF/Microwave products are primarily sold to original equipment manufacturers
(OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Broadcast TV product sales increased $43,895 or 23.9% to $227,819 for the fiscal year ended September 30, 2010 when compared to sales of $183,924 for the fiscal year ended September 30, 2009. These products are primarily sold to system integrators for rural communities.

   At September 30, 2010, the Company's total backlog of orders, which represents firm orders from customers, equaled $413,159 compared to $479,861 at September 30, 2009. The total Company backlog at September 30, 2010 is scheduled to ship during fiscal 2011. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit increased $64,281 or 3.9% to $1,695,109 during the fiscal year ended September 30, 2010 when compared to gross profit of $1,630,828 during the fiscal year ended September 30, 2009. As a percentage of sales, gross profit increased to 36.1% during the fiscal year ended September 30, 2010 compared to 35.4% during the fiscal year ended September 30, 2009. The increases in gross profit can primarily be attributed to the higher sales volume this year resulting in a higher base to absorb fixed expenses.

  Selling, general and administrative (SG&A) expenses decreased $10,531 or 0.7% to $1,555,408 during the fiscal year ended September 30, 2010 when compared to SG&A expenses of $1,565,939 during the fiscal year ended September 30, 2009. As a percentage of sales, SG&A expenses decreased to 33.2% during fiscal 2010 compared to 34.0% during fiscal 2009 primarily due to the higher sales volume this year compared to last year.

  Income from operations equaled $139,701 for the fiscal year ended September 30, 2010 compared to income from operations of $64,889 during the fiscal year ended September 30, 2009. The improvement can primarily be attributed to the higher sales volume this year when compared to last year.

  Other income decreased $10,293 to $6,850 for the fiscal year ended September 30, 2010 when compared to other income of $17,143 for the fiscal year ended September 30, 2009. Other income is primarily interest income earned on invested cash balances. The decrease in other income can primarily be attributed to lower market interest rates this year when compared to the same period last year. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The Company recorded a provision for income taxes of $260 for the fiscal year ended September 30, 2010 compared to a provision for income taxes of $525 for the fiscal year ended September 30, 2009. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company's primary source of liquidity has been funds provided by operations.

                                   September 30
                                 2010         2009
Cash & cash equivalents      $1,466,719   $1,476,318
Working capital              $1,981,150   $1,882,933
Current ratio                 4.68 to 1    4.41 to 1
Long-term debt                  $     0      $     0


  Cash and cash equivalents decreased $9,599 to $1,466,719 at September 30, 2010 when compared to $1,476,318 at September 30, 2009. The decrease was a result of $136,683 in net cash provided by operating activities, $144,875 in net cash used for capital expenditures and $1,407 in net cash used to purchase treasury stock.

  The net increase of $175,961 in accounts receivable at September 30, 2010, when compared to September 30, 2009, can be attributable to the higher shipments during the quarter ended September 30, 2010 when compared to the quarter ended September 30, 2009. Sales for the quarter ended September 30, 2010 equaled $1,433,608 compared to sales of $1,115,994 for the quarter ended September 30, 2009.

  The decrease of $68,588 in inventory at September 30, 2010, when compared to September 30, 2009, can be attributable to the higher shipments during the quarter ended September 30, 2010.

  The decrease of $33,455 in accrued compensated absences at September 30, 2010, when compared to September 30, 2009, can be attributed to vacation days used during the fiscal year ended September 30, 2010.

  At September 30, 2010, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.




Off-Balance Sheet Arrangements

   At September 30, 2010 and 2009, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

  In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which amends ASC Topic 605, Revenue Recognition. ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during the first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.


  In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), which amends ASC Topic 985, Software. ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In December 2009, the FASB issued ASU 2009-17, which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), to require a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. This guidance is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"), which amends ASC Topic 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; although, early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09") that amends ASC Subtopic 855-10, Subsequent Events - Overall. ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity's financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging ("ASU 2010-11"): Scope Exception Related to Credit Derivatives. ASU 2010-11 improves disclosures originally under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17") to (i) limit the scope of this ASU to research or development arrangements and (ii) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in ASU 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. ASU 2010-17 will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010; although, early adoption is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption; however, retrospective application to all prior periods is also permitted. The Company is currently evaluating the impact, if any, that adoption of ASU 2010-17 will have on its financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company's 2010 Annual Report and Form 10-K for the fiscal year ended September 30, 2010 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or "incorporated by reference" from other documents. You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2010. The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit. The Company does not trade in derivative financial instruments. Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company's policy is to hold investments until maturity. The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2010.

  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.


ITEM 9B. OTHER INFORMATION

  None.

                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The names of, and certain information with respect to, the directors of MFC is set forth below:

                                                         Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director              Principal occupation               Owned 12/1/10   Class


ROBERT R. ANDREWS     Mr. Andrews is the President and        1,214        *
(a)(b)(c)(d)          Principal shareholder of Morse
Age 69                Manufacturing Co., Inc., East
Director since 1992   Syracuse, N.Y. which produces
                      specialized material handling
                      equipment and has served in that
                      capacity since prior to 1985.  He
                      received a B.A degree from
                      Arkansas University and has
                      served as Vice President and a
                      director of the Manufacturers'
                      Association of Central New York,
                      President of the Citizens
                      Foundation, a Trustee of Dewitt
                      Community Church, director of the
                      Salvation Army and Chairman of
                      the Business and Industry
                      Council of Onondaga Community
                      College. Mr. Andrews was elected
                      Chairman of the Board of Directors
                      of Microwave Filter Company, Inc. on
                      November 17, 2004.


TRUDI B. ARTINI       Mrs. Artini is an independent          32,435       1.1%
(a)(b)                investor in MFC and various other
Age 88                business enterprises in Syracuse,
Director since 1974   New York.


SIDNEY CHONG          Mr. Chong is a corporate                  335        *
(a)(b)(c)             accountant for Carrols Corp. in
Age 69                Syracuse. Prior to joining Carrols
Director since 1995   Corp., he was a Senior Accountant
                      with Price Waterhouse and Co. in
                      New York City.  Mr. Chong has a
                      Bachelor of Science degree in
                      accounting from California State
                      University.

                                                            Common Shares
                                                         Actually or    Percent
                                                        Beneficially      of
Director              Principal occupation              Owned 12/1/10    Class


CARL F. FAHRENKRUG PE Mr. Fahrenkrug was appointed           72,298       2.5%
(a)                   President and Chief Executive
Age 68                Officer of MFC on October 7,
Director since 1984   1992.  He has also served as
                      President and Chief Executive
                      Officer of NSI since prior to
                      1986.  He served as Vice
                      President of Engineering at
                      Microwave Systems, Inc.,
                      Syracuse, N.Y. from 1972-1976.
                      Mr. Fahrenkrug has a B.S. and
                      M.S. in Engineering and an MBA
                      from Syracuse University.


DANIEL GALBALLY       Mr. Galbally is an accountant               0
(b)(c)(d)             for Nucor Steel Auburn, Inc.
Age 63                in Auburn, New York. Prior to
Director since 1995   joining Nucor Steel Auburn, he
                      was the controller of Diamond Card
                      Exchange, Inc. in Syracuse, New
                      York. He was the controller of
                      Evaporated Metal Films (EMF) in
                      Ithaca, N.Y. Before joining EMF,
                      he worked as controller and acting
                      vice president of finance at
                      Philips Display Components Co.
                      He has a bachelor's degree in
                      accounting and an MBA from
                      Syracuse University.


PERRY A. HARVEY       Mr. Harvey is a consultant in global        0
(a)(d)                strategic business planning and
Age 58                productivity and process improvement.
Director since 2007   He holds a Master of Science in
                      Metallurgical Engineering and a
                      Metallurgical Engineering Degree from
                      the University of Wisconsin. He served
                      as President of ESCO Turbine Technologies
                      Group (TTG), Syracuse, New York from
                      2000-2007. He has served as a board member and president of the Investment Casting
                      Institute and a board member of the
                      Manufacturers of Central New York and
                      the Foundry Educational Foundation Board.

                                                             Common Shares
                                                          Actually or   Percent
                                                         Beneficially     of
Director             Principal occupation                Owned 12/1/10   Class


RICHARD L. JONES      Mr. Jones was appointed a Director          0
Age 62                of Microwave Filter Company, Inc. on
Director since 2004   September 7, 2004. Mr. Jones has
                      served as a Vice President and the
                      Chief Financial Officer of Microwave
                      Filter Company, Inc. since October 7,
                      1992. He has a Bachelor of Science
                      degree in accounting from Syracuse
                      University.


JOHN J. KENNEDY       Mr. Kennedy is the Senior Partner and     500        *
(a)(b)(d)             Co-founder of Hawthorne Consulting
Age 61                Group, LLC, a continuous improvement
Director since 2009   consulting firm dedicated to the
                      education and training of business
                      owners, managers and their employees
                      in the concepts of the Toyota Production
                      System. Prior to that, Mr. Kennedy was
                      a senior consultant with Seven Pines
                      Consulting Group/Rutherford Associates.
                      He has also held various management
                      positions with Orion Bus Industries Ltd,
                      General Motors Corp. and the Miller
                      Brewing Company. He holds an MBA from
                      Syracuse University and a BS degree
                      from the University of Pennsylvania.

FRANK S. MARKOVICH    Mr. Markovich is a consultant in        4,340        *
(c)(d)                the manufacturing operations
Age 66                and training field. Prior to that
Director since 1992   he was the Director of the
                      Manufacturing Extension
                      Partnership at UNIPEG Binghamton.
                      He held various high level
                      positions in operations, quality
                      and product management in a 20
                      year career with BF Goodrich
                      Aerospace, Simmonds Precision
                      Engine Systems of Norwich, New
                      York.  He completed US Navy
                      Electronics and Communications
                      Schools and received an MBA from
                      Syracuse University.

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

IDENTIFICATION OF EXECUTIVE OFFICERS

    Name                    Age      Position

    Carl F. Fahrenkrug, Sr   68      President and Chief Executive Officer

    Richard L. Jones         62      Vice President, Chief Financial
                                     Officer and Corporate Secretary

    Paul W. Mears            51      Vice President of Engineering

    Carl F. Fahrenkrug, Jr   42      Vice President of Manufacturing and Systems

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

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth for the fiscal years ended September 30, 2010 and 2009, compensation paid by MFC to the named executive officers in all capacities in which they served.

                            SUMMARY COMPENSATION TABLE
                                Annual Compensation
                                            Salary    Bonus
   Name and principal position     Year    ___$___   ___$___

   Carl F. Fahrenkrug              2010    171,176       -
   President and CEO               2009    106,632       -


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

  MFC also has a voluntary 401-K plan. Eligibility is the same as the Profit Sharing Plan. Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2010. The maximum corporate match was 6% of an employee's compensation during fiscal 2010.

  MFC's contributions to the plans for the years ended September 30, 2010 and 2009 amounted to $101,049 and $90,164, respectively.


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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2011 Annual Meeting of Shareholders and is incorporated by reference herein.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None



ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2011 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Dated:  December 20, 2010

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

Dated:  December 20, 2010

                ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:                              Page

Report of Independent Registered Public Accounting Firm..........30
Consolidated Balance Sheets as of September 30, 2010 and 2009....31
Consolidated Statements of Operations for the Years
  Ended September 30, 2010 and 2009  ............................32
Consolidated Statements of Stockholders' Equity for the Years
  Ended September 30, 2010 and 2009  ............................33
Consolidated Statements of Cash Flows for the Years
  Ended September 30, 2010 and 2009  ............................34
Notes to Consolidated Financial Statements.......................35-43



SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2010 and 2009:

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Microwave Filter Company, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. and Subsidiary as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2010. Microwave Filter Company, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.




/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 20, 2010

                   Microwave Filter Company and Subsidiaries
                          Consolidated Balance Sheets

                                                              September 30,
Assets                                                      2010        2009
------                                                      ----        ----
Current assets:
  Cash and cash equivalents                             $1,466,719   $1,476,318
  Accounts receivable-trade, net of allowance for
    doubtful accounts of $18,000 and $18,000               423,666      247,705
  Inventories                                              536,004      604,592
  Prepaid expenses and other current assets                 92,417      106,979
                                                         ---------    ---------
    Total current assets                                 2,518,806    2,435,594

Property, plant and equipment, net                         444,418      397,751
                                                         ---------   ----------

      Total Assets                                      $2,963,224   $2,833,345
                                                        ==========   ==========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                                      $  161,676   $  144,485
  Customer deposits                                         39,618       33,026
  Accrued federal and state income taxes                     2,544        1,700
  Accrued payroll and related expenses                      52,932       60,568
  Accrued compensated absences                             245,055      278,510
  Other current liabilities                                 35,831       34,372
                                                         ---------    ---------
    Total current liabilities                              537,656      552,661
                                                         ---------    ---------
    Total liabilities                                      537,656      552,661
                                                         ---------    ---------
Commitments (Note 6)

Stockholders' equity:
  Common stock, $.10 par value. Authorized 5,000,000 shares
    Issued 4,324,140 in 2010 and 2009, Outstanding
    2,591,486 in 2010 and 2,593,253 in 2009                432,414      432,414
  Additional paid-in capital                             3,248,706    3,248,706
  Retained earnings                                        430,504      284,213

  Common stock in treasury, at cost, 1,732,654
  shares in 2010 and 1,730,887 shares in 2009           (1,686,056)  (1,684,649)
                                                         ---------    ---------
    Total stockholders' equity                           2,425,568    2,280,684
                                                         ---------    ---------
    Total Liabilities and Stockholders' Equity          $2,963,224   $2,833,345
                                                        ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Operations

                                 For the Years Ended September 30,
                                       2010             2009
                                       ----             ----

Net sales                           $4,691,522       $4,610,313

Cost of goods sold                   2,996,413        2,979,485
                                     ---------        ---------

    Gross profit                     1,695,109        1,630,828

Selling, general
  and administrative expenses        1,555,408        1,565,939
                                     ---------        ---------

    Income from operations             139,701           64,889


Non-operating Income
    Interest income                      5,158           15,171
    Miscellaneous                        1,692            1,972
                                       -------          -------

    Income before income taxes         146,551           82,032


Provision for income taxes                 260              525
                                      --------        ---------

NET INCOME                            $146,291          $81,507
                                      ========        =========

Per share data:
Basic and Diluted Earnings
  Per Common Share                       $0.06            $0.03
                                     =========        =========

Shares used in computing net
  earnings per common share:
  Basic and diluted                  2,592,723        2,612,152




The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                For the Years Ended September 30, 2010 and 2009

            -----------------------------------------------------




                                                 Additional                                          Total
                              Common Stock        Paid-in       Retained    Treasury Stock      Stockholders'
                             Shares      Amt      Capital       Earnings    Shares     Amt         Equity
                             ------      ---      -------       --------    ------     ---         ------
Balance
September 30, 2008          4,324,140   $432,414   $3,248,706   $202,706    1,431,682 ($1,529,159)   $2,354,667

Net income                                                        81,507                                 81,507
Purchase of treasury stock                                                    299,205    (155,490)     (155,490)
                            ---------  ---------   ----------   --------      -------   ---------     ---------

Balance
September 30, 2009          4,324,140    432,414    3,248,706    284,213    1,730,887  (1,684,649)    2,280,684

Net income                                                       146,291                                146,291
Purchase of treasury stock                                                      1,767      (1,407)       (1,407)
                            ---------  ---------   ----------   --------      -------   ---------     ---------

Balance
September 30, 2010          4,324,140   $432,414   $3,248,706   $430,504    1,732,654 ($1,686,056)   $2,425,568
                            =========   ========   ==========   ========    =========  ==========    ==========










The accompanying notes are an integral part of the consolidated financial statements.

                   Microwave Filter Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                         For the Years Ended September 30,
                                         ---------------------------------
                                                 2010         2009
                                                 ----         ----

Cash flows from operating activities:
       Net income                              $146,291      $81,507

Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation                                 98,208       82,626
    Provision for doubtful accounts                   0        4,968
    Inventory obsolescence provision              2,274       (3,136)
Changes in assets and liabilities:
    Accounts receivable-trade                  (175,961)      53,403
    Federal and state income taxes                  844          525
    Inventories                                  66,314       (1,047)
    Other assets                                 14,562       (7,253)
    Accounts payable and customer deposits       23,783        3,970
    Accrued payroll, compensated absences and
      related expenses                          (41,091)      82,424
    Other current liabilities                     1,459        3,673
                                               --------      -------
    Net cash provided by (used in)
      operating activities                      136,683      301,660
                                               --------      -------
Cash flows from investing activities:
    Capital expenditures                       (144,875)     (87,123)
                                               --------     --------
    Net cash (used in) provided by
      investing activities                     (144,875)     (87,123)
                                               --------     --------
Cash flows from financing activities:
  Purchase of treasury stock                     (1,407)    (155,490)
                                               --------     --------
    Net cash (used in) provided by
      financing activities                       (1,407)    (155,490)
                                               --------     --------
    Net increase (decrease)
      in cash and cash equivalents               (9,599)      59,047

Cash and cash equivalents at
  beginning of year                           1,476,318    1,417,271
                                              ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR     $1,466,719   $1,476,318
                                             ==========   ==========




Supplemental disclosures of cash flows:
  Cash paid during the year for :
    Interest                                         $0         $0
    Income taxes                                     $0         $0



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

h.  Research and Development

  Costs in connection with research and development, which amount to $448,901 and $437,412 for the fiscal years 2010 and 2009, respectively, are charged to operations as incurred.

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

o. Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $8,000 and $4,000 for the fiscal years ended September 30, 2010 and 2009, respectively.

p. Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the fiscal years ended September 30, 2010 and 2009.

q. New Accounting Pronouncements

  In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which amends ASC Topic 605, Revenue Recognition. ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during the first fiscal year that begins after June 15, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14"), which amends ASC Topic 985, Software. ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In December 2009, the FASB issued ASU 2009-17, which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), to require a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. This guidance is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures ("ASU 2010-06"), which amends ASC Topic 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; although, early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09") that amends ASC Subtopic 855-10, Subsequent Events - Overall. ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity's financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging ("ASU 2010-11"): Scope Exception Related to Credit Derivatives. ASU 2010-11 improves disclosures originally under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

  In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17") to (i) limit the scope of this ASU to research or development arrangements and (ii) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in ASU 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. ASU 2010-17 will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010; although, early adoption is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption; however, retrospective application to all prior periods is also permitted. The Company is currently evaluating the impact, if any, that adoption of ASU 2010-17 will have on its financial statements.

2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

                                                September 30,
                                          2010                 2009
                                          ----                 ----
  Raw materials and stock parts         $414,331             $500,353
  Work-in-process                         25,740               24,439
  Finished goods                          95,933               79,800
                                        --------             --------
                                        $536,004             $604,592
                                        ========             ========

  The Company's reserve for obsolescence equaled $403,595 at September 30, 2010 and $401,321 at September 30, 2009.

3. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

                                                September 30,
                                          2010                 2009
                                          ----                 ----
  Land                                  $143,000             $143,000
  Building and improvements            1,818,633            1,818,633
  Machinery and equipment              3,150,555            3,048,112
  Office equipment and fixtures        1,727,587            1,685,156
                                       ---------            ---------
                                       6,839,775            6,694,901
  Less: Accumulated depreciation       6,395,357            6,297,150
                                       ---------            ---------
                                        $444,418             $397,751
                                       =========            =========

4. CREDIT FACILITIES

  The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable.

5. PROFIT SHARING AND 401-K PLANS

 The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2010. The maximum corporate match was 6% of an employee's compensation during fiscal 2010.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2010 and 2009 were $101,049 and $90,164, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0 in 2010 and 2009.

6. OBLIGATIONS UNDER OPERATING LEASES

 The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2014. Rental expense under these leases for the years ended September 30, 2010 and 2009 amounted to $8,940 and $10,640, respectively.

 Minimum rental commitments at September 30, 2010 for these leases are:

        Year Ended      Lease
      September 30,    Payments
      -------------    --------

           2011           8,496
           2012           8,496
           2013           8,496
           2014           1,368
                        -------
                        $26,856
                        =======

7. INCOME TAXES

 The provision for income taxes consisted of the following:

                        Year Ended September 30,
                            2010         2009
Currently payable:
  Federal                 $29,599        $194
  State                       260         525
Deferred (credit)         (29,599)       (184)
                          -------       -----
                             $260        $525
                          =======       =====

A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                Year ended September 30,
                          ______2010______   ______2009______
                           Amount     %       Amount     %
Statutory tax rate        $49,827   34.0%    $27,891   34.0%
Surtax exemption
State income tax net of:
 Federal benefit              172    0.1%        347    1.2%
Research and experimentation
 tax credits              (29,179) (19.9%)   (28,432)(101.9%)
Valuation allowance       (20,560) (14.0%)       541    1.9%
Federal AMT rate
 differential                   0    0.0%          0    0.0%
Other                                            178    0.6%
                           ------   ----      ------   ----
                             $260    0.1%       $525    1.3%
                           ======   ====      ======   ====

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

                                            2010          2009
                                            ----          ----
  Inventory                              $143,816      $143,316
  Accrued warranty                          4,250         4,250
  Accrued vacation                         96,454        85,080
  Accounts receivable                       6,043         6,043
  Valuation allowance                    (250,563)     (238,689)
                                          -------       -------
  Net deferred tax assets
   (liabilities) - current                     $0            $0
                                          -------       -------

  Accelerated depreciation                 $9,949       $30,602
  Research and experimentation
   tax credit carry forward               191,219       191,219
  AMT credit carry forward                 39,399        39,399
  NOL carry forward                        78,577        99,397
  Valuation allowance                    (319,144)     (360,617)
                                          -------       -------
  Net deferred tax assets
   (liabilities) - noncurrent                  $0             $0
                                          -------        -------
  Net deferred tax assets                      $0             $0
                                         ========        =======

  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes) the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and experimentation tax credit carry forwards and NOL carry forwards expire in 2029. At September 30, 2010, the Company's federal AMT credit can be carried forward indefinitely.


8. INDUSTRY SEGMENT DATA

  The Company's primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.


9. SIGNIFICANT CUSTOMERS

  Sales to one customer represented approximately 15% of total sales during fiscal 2010.

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


11. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

  The following table sets forth certain unaudited quarterly financial information For the years ended September 30, 2010 and 2009:


                                        2010 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,135,058    $1,093,697    $1,029,159    $1,433,608

Cost of sales          $  714,459    $  731,550    $  695,020    $  855,384

Net income (loss)      $   14,084    $  (19,228)    $ (49,037)    $ 200,472

Earnings (loss)
 per common share:     $     0.01    $    (0.01)    $   (0.02)    $    0.08


                                        2009 Quarter Ended
                       -----------------------------------------------------
                         Dec. 31      March 31      June 30       Sept. 30
                       ----------    ----------    ----------    ----------
Net sales              $1,249,703    $1,223,401    $1,021,215    $1,115,994

Cost of sales          $  820,695    $  807,708    $  635,060    $  716,022

Net income (loss)      $   (7,593)   $   37,138    $   35,346    $   16,616

Earnings (loss)
 per common share:     $     (.00)   $      .01    $      .01    $      .01




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

32.2     Section 1350 Certification of Richard L. Jones


*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2010 and 2009





Col. A                                         Col. B               Col. C                    Col. D       Col. E
                                                                           Additions
                                               Balance at           Charged to    Charged to               Balance
                                               Beginning            Costs and     Other                    at End
Description                                    of Period            Expenses      Accounts    Deductions   of Period
-----------                                    ---------            -----------------------   ----------   ----------

Year ended September 30, 2010
Allowance for doubtful accounts                 $17,773                  $0           $0            $0      $17,773
Inventory valuation reserves                    401,321               2,274            0             0      403,595
                                               --------             -------       ------       -------     --------
                                               $419,094              $2,274           $0            $0     $421,368
                                               ========             =======       ======       =======     ========


Year ended September 30, 2009
Allowance for doubtful accounts                 $12,000              $4,968         $805            $0      $17,773
Inventory valuation reserves                    404,457                   0                      3,136      401,321
                                               --------             -------       ------       -------     --------
                                               $416,457              $4,968         $805        $3,136     $419,094
                                               ========             =======       ======       =======     ========






