Form 10-Q
period 2010-12-31
MICROWAVE FILTER CO INC /NY/
filed 2011-02-11
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 December 31, 2010

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

  Common Stock, $.10 Par Value -    2,588,144 shares as of February 1, 2011.

 MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Index

Item                                                               Page

Part I  Financial Information

Item 1. Financial Statements                                         3

        Consolidated Balance Sheets (unaudited)                      3

        Consolidated Statements of Operations (unaudited)            4

        Consolidated Statements of Cash Flows (unaudited)            5

        Notes to Consolidated Financial Statements (unaudited)     6-9

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     10-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk   15

Item 4. Controls and Procedures                                      16

Part II Other Information                                            17

Signatures                                                           18

PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
                            December 31, 2010      September 30, 2010
                               (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,662                $ 1,467
Accounts receivable-trade, net          356                    424
Inventories                             553                    536
Prepaid expenses and other
 current assets                          72                     92
                                    -------                -------

Total current assets                  2,643                  2,519

Property, plant and equipment, net      426                    444
                                    -------                -------

Total assets                        $ 3,069                $ 2,963
                                    =======                =======

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   199                $   162
Customer deposits                        94                     39
Accrued federal and state income
 taxes                                    2                      2
Accrued payroll and related
 expenses                                49                     53
Accrued compensated absences            213                    245
Other current liabilities                41                     36
                                    -------                -------

Total current liabilities               598                    537
                                    -------                -------

Total liabilities                       598                    537
                                    -------                -------

Stockholders' Equity:

Common stock,$.10 par value             432                    432
Additional paid-in capital            3,249                  3,249
Retained earnings                       478                    431
                                    -------                -------

                                      4,159                  4,112

Common stock in treasury,
 at cost                             (1,688)                (1,686)
                                    -------                -------

Total stockholders' equity            2,471                  2,426
                                    -------                -------

Total liabilities and
 stockholders' equity               $ 3,069                $ 2,963
                                    =======                =======

See Accompanying Notes to Consolidated Financial Statements

                     MICROWAVE FILTER COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS
                    ENDED DECEMBER 31, 2010 AND 2009
                              (Unaudited)

(Amounts in thousands, except per share data)

                                 Three months ended
                                    December 31
                                 2010          2009


Net sales                      $1,294        $1,135

Cost of goods sold                827           715
                               ------        ------
Gross profit                      467           420

Selling, general and
 administrative expenses          421           408
                               ------        ------
Income from operations             46            12

Other income (net),
  principally interest              2             2
                               ------        ------

Income before
  income taxes                     48            14


Provision (benefit) for
  income taxes                      0             0
                               ------        ------

NET INCOME                        $48           $14
                               ======        ======
Per share data:

Basic and diluted
  earnings per share            $0.02         $0.01
                               ======        ======

Shares used in computing net
   earnings per share:          2,590         2,593


See Accompanying Notes to Consolidated Financial Statements

                          MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 2010 AND 2009
                                   (Unaudited)

(Amounts in thousands)
                                   Three months ended
                                      December 31
                                   2010          2009

Cash flows from operating
 activities:
Net income                        $  48         $  14

Adjustments to reconcile net
 income to net cash provided
 by (used in) operating activities:

Depreciation and amortization        23            22

Change in assets and liabilities:
Accounts receivable - trade          67          (105)
Inventories                         (17)          (19)
Other assets                         20            10
Accounts payable and customer
 deposits                            91            13
Accrued payroll, compensated
 absences and related expenses      (36)          (31)
Other current liabilities             5             1
                                  -----         -----
Net cash provided by
 operating activities               201           (95)
                                  -----         -----
Cash flows from
 investing activities:

Capital expenditures                 (4)         (111)
                                  -----         -----
Net cash used in
 investing activities                (4)         (111)
                                  -----         -----
Cash flows from
 financing activities:

Purchase of treasury stock           (2)            0
                                  -----         -----
Net cash used in financing
 activities                          (2)            0
                                  -----         -----

Net increase (decrease) in
 cash and cash equivalents          195          (206)


Cash and cash equivalents
 at beginning of period           1,467         1,476
                                  -----         -----

Cash and cash equivalents
 at end of period                $1,662        $1,270
                                 ======        ======

See Accompanying Notes to Consolidated Financial Statements

                    MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2010


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2010.


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


Note 3. Inventories

 Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

  (thousands of dollars)          December 31, 2010     September 30, 2010

Raw materials and stock parts            $446                  $414
Work-in-process                            23                    26
Finished goods                             84                    96
                                         ----                  ----
                                         $553                  $536
                                         ====                  ====

  The Company's reserve for obsolescence equaled $403,595 at December 31, 2010 and September 30, 2010.

Note 4. Income Taxes

  The Company accounts for income taxes under FASB ASC 740-10. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. The Company has provided a full valuation allowance against its deferred tax assets.

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

Note 6. Recent Pronouncements

  The Company adopted in October 2010, the Accounting Standards Update 2009-13, "Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13") and ASU 2009-14, "Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements" ("ASU 2009-14"). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: (i) vendor-specific objective evidence, or "VSOE", or (ii) third-party evidence, or "TPE", before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. The adoption of these ASUs did not have a material impact on the Company's consolidated financial statements.

  In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20"). The standard amends ASC Topic 310, "Receivables" to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010 for public entities and for interim and annual fiscal years beginning after December 15, 2011 for nonpublic entities. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

  In December 2010 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-28, "Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts". ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.

Note 7. Fair Value of Financial Instruments

  The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

  The Company currently does not trade in or utilize derivative financial instruments.


Note 8. Subsequent Events

  In accordance with ASC 855-10, the Company evaluated subsequent events through February 11, 2011, the date these financial statements were available to be issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

  The Company accounts for income taxes under FASB ASC 740-10. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. The Company has provided a full valuation allowance against its deferred tax assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 vs. THREE MONTHS ENDED DECEMBER 31, 2009.

The following table sets forth the Company's net sales by major product group for the three months ended December 31, 2010 and 2009.

Product group (in thousands)          Fiscal 2011   Fiscal 2010

Microwave Filter (MFC):
  Satellite                              $  448       $  372
  RF/Microwave                              419          278
  Cable TV                                  397          406
  Broadcast TV                               31           76
Niagara Scientific (NSI):                     0            3
                                         ------       ------
    Total                                $1,295       $1,135
                                         ======       ======
Sales backlog at 12/31                   $  672       $  390
                                         ======       ======

  Net sales for the three months ended December 31, 2010 equaled $1,294,567, an increase of $159,509 or 14.1% when compared to net sales of $1,135,058 for the three months ended December 31, 2009.

  MFC's Satellite product sales for the three months ended December 31, 2010 equaled $447,352, an increase of $75,553 or 20.3%, when compared to sales of $371,799 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although the current economic slowdown has impacted sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's RF/Microwave product sales for the three months ended December 31, 2010 equaled $419,330, an increase of $141,334 or 50.8.%, when compared to RF/Microwave product sales of $277,996 for the three months ended December 31, 2009. Management attributes the increase in sales to the Company's efforts to encourage OEM relationships. The Company's RF/Microwave products are primarily sold to original equipment manufacturers (OEMs) that serve the mobile radio and commercial and defense electronics markets. Typical customers include the U.S. Government, General Dynamics, Motorola, Rockwell Collins, Lockheed Martin, Northrup Gruman and Raytheon. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

  MFC's Cable TV product sales for the three months ended December 31, 2010 equaled $396,575, a decrease of $9,364 or 2.3%, when compared to sales of $405,939 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. The demand for these filters is unknown at this time but is expected to decline.

  MFC's Broadcast TV/Wireless Cable product sales for the three months ended December 31, 2010 equaled $31,152, a decrease of $43,379 or 59.3%, when compared to sales of $76,531 during the same period. The decrease can be attributed to an decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  The Company's sales order backlog equaled $672,366 at December 31, 2010 compared to sales order backlog of $413,159 at September 30, 2010. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 97% of the sales order backlog at December 31, 2010 is scheduled to ship by September 30, 2011.

  The Company recorded net income of $47,593 for the three months ended December 31, 2010 compared to net income of $14,084 for the three months ended December 31, 2009. The improvement in net income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Gross profit for the three months ended December 31, 2010 equaled $467,259, an increase of $46,660 or 11.1%, when compared to gross profit of $420,599 for the three months ended December 31, 2009. The increase can primarily be attributed the increase in sales. As a percentage of sales, gross profit equaled 36.1% for the three months ended December 31, 2010 compared to 37.1% for the three months ended December 31, 2009. The decrease in gross profit as a percentage of sales can primarily be attributed to higher direct material costs as a percentage of sales primarily due to product sales mix.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2010 equaled $421,214, an increase of $12,844 or 3.1%, when compared to SG&A expenses of $408,370 for the three months ended December 31, 2009. As a percentage of sales, SGA expenses decreased to 32.5% for the three months ended December 31, 2010 compared to 36% for the three months ended December 31, 2009 primarily due to the higher sales volume this year when compared to the same period last year.

  Other income is primarily interest income earned on invested cash balances. Other income equaled $1,548 for the three months ended December 31, 2010 compared to $1,855 for the three months ended December 31, 2009. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for both the three months ended December 31, 2010 and 2009. Any benefit for losses have been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

Off-Balance Sheet Arrangements

  At December 31, 2010 and 2009, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES


                                   December 31, 2010     September 30, 2010

    Cash & cash equivalents           $1,661,680            $1,466,719
    Working capital                   $2,045,120            $1,981,150
    Current ratio                      4.42 to 1             4.68 to 1
    Long-term debt                       $     0               $     0


  Cash and cash equivalents increased $194,961 to $1,661,680 at December 31, 2010 when compared to cash and cash equivalents of $1,466,719 at September 30, 2010. The increase was a result of $201,343 in net cash provided by operating activities, $4,470 in net cash used for capital expenditures and $1,912 in net cash used to purchase treasury stock.

  The decrease in accounts receivable of $67,298 at December 31, 2010 when compared to September 30, 2010 can primarily be attributed to the lower sales volume during the month ended December 31, 2010 when compared to the month ended September 30, 2010. Sales for the month ended December 31, 2010 equaled $336,597 compared to sales of $504,158 for the month ended September 30, 2010.

  The increase in accounts payable of $36,984 at December 31, 2010 when compared to September 30, 2010 can primarily be attributed to timing.

  The increase in customer deposits of $54,452 at December 31, 2010 when compared to September 30, 2010 can primarily be attributed to one deposit received from a customer for an order scheduled to ship in January 2011.

  The decrease in accrued compensated absences of $32,249 at December 31, 2010 when compared to September 30, 2010 can primarily be attributed to accrued vacation used or paid during the quarter ended December 31, 2010.

  At December 31, 2010, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2010. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of December 31, 2010.

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


                               MICROWAVE FILTER COMPANY, INC.


February 11, 2011                Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

February 11, 2011                Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer