Form 10-Q
period 2011-03-31
MICROWAVE FILTER CO INC /NY/
filed 2011-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                 March 31, 2011

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

  Common Stock, $.10 Par Value -    2,588,144 shares as of May 2, 2011.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Index

Item                                                               Page

Part I  Financial Information

Item 1. Financial Statements                                         3

        Consolidated Balance Sheets (unaudited)                      3

        Consolidated Statements of Operations (unaudited)            4

        Consolidated Statements of Cash Flows (unaudited)            5

        Notes to Consolidated Financial Statements (unaudited)     6-7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     8-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk  15

Item 4. Controls and Procedures                                     16

Part II Other Information                                           17

Signatures                                                          18

                        PART I. - FINANCIAL INFORMATION

                         MICROWAVE FILTER COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS


                                    March 31, 2011        September 30, 2010
                                    (Unaudited)

Assets

Current Assets:

Cash and cash equivalents           $ 1,659,244            $ 1,466,719
Accounts receivable-trade, net of
 allowance for doubtful accounts
 of $26,000 and $18,000                 271,445                423,666
Inventories                             563,125                536,004
Prepaid expenses and other
 current assets                          52,970                 92,417
                                    -----------            -----------

Total current assets                  2,546,784              2,518,806

Property, plant and equipment, net      457,850                444,418
                                    -----------            -----------

Total assets                        $ 3,004,634            $ 2,963,224
                                    ===========            ===========

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable                    $   155,239            $   161,676
Customer deposits                        28,554                 39,618
Accrued federal and state income
 taxes payable                            2,544                  2,544
Accrued payroll and related
 expenses                                71,659                 52,932
Accrued compensated absences            212,318                245,055
Other current liabilities                38,294                 35,831
                                    -----------            -----------

Total current liabilities               508,608                537,656
                                    -----------            -----------

Total liabilities                       508,608                537,656
                                    -----------            -----------








Stockholders' Equity:

Common stock,$.10 par value.
 Authorized 5,000,000 shares, Issued
 4,324,140 shares in 2011 and 2010,
 Outstanding 2,588,144 shares in 2011
 and 2,591,486 shares in 2010           432,414                432,414


Additional paid-in capital            3,248,706              3,248,706
Retained earnings                       503,716                430,504
                                      ---------              ---------

                                      4,184,836              4,111,624
Common stock in treasury, at cost
 1,735,996 shares in 2011 and
 1,732,654 shares in 2010            (1,688,810)            (1,686,056)
                                      ---------              ---------

Total stockholders' equity            2,496,026              2,425,568
                                      ---------              ---------

Total liabilities and
 stockholders' equity               $ 3,004,634            $ 2,963,224
                                    ===========            ===========

See Accompanying Notes to Consolidated Financial Statements

                      MICROWAVE FILTER COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS
                      ENDED MARCH 31, 2011 AND 2010
                              (Unaudited)

                               Three months ended         Six months ended
                                    March 31                   March 31
                               2011          2010         2011         2010

Net sales                      $1,258,316    $1,093,697   $2,552,883   $2,228,755

Cost of goods sold                821,299       731,550    1,648,607    1,446,009
                               ----------    ----------   ----------   ----------
Gross profit                      437,017       362,147      904,276      782,746

Selling, general and
 administrative expenses          413,896       383,271      835,110      791,641
                               ----------    ----------   ----------   ----------
Income (loss) from
  operations                       23,121       (21,124)      69,166       (8,895)

Other income (net),
  principally interest              2,498         1,896        4,046        3,751
                               ----------    ----------   ----------   ----------

Income (loss) before
  income taxes                     25,619       (19,228)      73,212       (5,144)

Provision for income
  taxes                                 0             0            0            0
                               ----------    ----------   ----------   ----------

NET INCOME (LOSS)                 $25,619      ($19,228)     $73,212      ($5,144)
                               ==========    ==========   ==========   ==========
Per share data:

Basic and diluted earnings
   (loss) per share                 $0.01        ($0.01)       $0.03        $0.00
                               ==========    ==========   ==========   ==========
Shares used in computing net
   earnings (loss) per share:
   Basic and diluted            2,588,331     2,592,899    2,589,117    2,593,055
                               ==========    ==========   ==========   ==========


See Accompanying Notes to Consolidated Financial Statements

                         MICROWAVE FILTER COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
                                 (Unaudited)


                                          Six months ended
                                              March 31
                                         2011          2010


Cash flows from operating
 activities:

Net income (loss)                        $ 73,212      $ (5,144)

Adjustments to reconcile
 net income (loss) to net
 cash provided by (used in)
 operating activities:
Depreciation                               48,386        46,889
Provision for doubtful accounts             8,391             0
Change in assets and liabilities:
Accounts receivable                       143,830      (147,775)
Inventories                               (27,121)        2,050
Prepaid expenses & other
 assets                                    39,447         5,543
Accounts payable and customer deposits    (17,501)        1,198
Accrued payroll, compensated absences
 and related expenses                     (14,010)       14,878
Other current liabilities                   2,463         2,275
                                        ---------     ---------
Net cash provided by (used in)
 operating activities                     257,097       (80,086)
                                        ---------     ---------

Cash flows from investing
activities:
Capital expenditures                      (61,818)     (117,787)
                                        ---------     ---------
Net cash (used in) provided by
 investing activities                     (61,818)     (117,787)
                                        ---------     ---------

Cash flows from financing
activities:
Purchase of treasury stock                 (2,754)         (381)
                                        ---------     ---------
Net cash (used in) provided by
 financing activities                      (2,754)         (381)
                                        ---------     ---------

Increase (decrease) in cash
 and cash equivalents                     192,525      (198,254)



Cash and cash equivalents
 at beginning of period                 1,466,719     1,476,318
                                        ---------     ---------

Cash and cash equivalents
 at end of period                      $1,659,244    $1,278,064
                                       ==========    ==========





See Accompanying Notes to Consolidated Financial Statements

                   MICROWAVE FILTER COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2011


Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2010.



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


Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

 Inventories net of reserve for obsolescence consisted of the following:

                                     March 31, 2011     September 30, 2010

Raw materials and stock parts          $439,075             $414,331
Work-in-process                          31,025               25,740
Finished goods                           93,025               95,933
                                       --------             --------
                                       $563,125             $536,004
                                       ========             ========

 The Company's reserve for obsolescence equaled $403,595 at March 31, 2011 and September 30, 2010.

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

  The Company adopted FASB ASC 740-10. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined it has no uncertain tax positions and therefore no amounts are recorded.


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


Note 7. Significant Customers

  Sales to one customer represented approximately 18% of total sales for the six months ended March 31, 2011.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2011 vs. THREE MONTHS ENDED MARCH 31, 2010

The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2011 and 2010.


Product group                        Fiscal 2011    Fiscal 2010

Microwave Filter (MFC):
  Cable TV                           $  354,645     $  295,576
  RF/Microwave                          512,240        405,524
  Satellite                             374,239        349,928
  Broadcast TV                           16,103         42,384
Niagara Scientific (NSI)                  1,089            285
                                     ----------     ----------
  Total                              $1,258,316     $1,093,697
                                     ==========     ==========
Sales backlog at 3/31                $  351,030     $  679,401
                                     ==========     ==========

  Net sales for the three months ended March 31, 2011 equaled $1,258,316, an increase of $164,619 or 15.1%, when compared to net sales of $1,093,697 for the three months ended March 31, 2010.

  MFC's Cable TV product sales increased $59,069 or 20% to $354,645 for the three months ended March 31, 2011 when compared to Cable TV product sales of $295,576 during the same period last year. The increase can be attributed to a large order received from one customer. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC's RF/Microwave product sales increased $106,716 or %26.3 to $512,240 for the three months ended March 31, 2011 when compared to RF/Microwave product sales of $405,524 during the same period last year. Management attributes the increase in sales to the Company's efforts to encourage OEM relationships. MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 23% of total sales for the quarter ended March 31, 2011 compared to approximately 21% of total sales for the quarter ended March 31, 2010.

  MFC's Satellite product sales increased $24,311 or 6.9% to $374,239 for the three months ended March 31, 2011 when compared to Satellite product sales of $349,928 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales decreased $26,281 or 62% to $16,103 for the three months ended March 31, 2011 when compared to sales of $42,384 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $351,030 at March 31, 2011 compared to sales order backlog of $679,401 at March 31, 2010. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 94% of the total sales order backlog at March 31, 2011 is scheduled to ship by September 30, 2011.

  Gross profit for the three months ended March 31, 2011 equaled $437,017, an increase of $74,870 or 20.7%, when compared to gross profit of $362,147 for the three months ended March 31, 2010. The dollar increase in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 34.7% for the three months ended March 31, 2011 compared to 33.1% for the three months ended March 31, 2010. The increase in gross profit as a percentage of sales can primarily be attributed to the higher sales volume this year providing a higher base to absorb fixed overhead expenses.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2011 equaled $413,896, an increase of $30,625 or 8.0%, when compared to SG&A expenses of $383,271 for the three months ended March 31, 2010. The increase can be primarily be attributed to increases in trade show and promotional expenses. As a percentage of sales, SGA expenses decreased to 32.9% for the three months ended March 31, 2011 when compared to 35.0% for the three months ended March 31, 2010 primarily due to the higher sales volume this year when compared to the same period last year.

  The Company recorded income from operations of $23,121 for the second quarter ended March 31, 2011 compared to a loss from operations of $21,124 for the three months ended March 31, 2010. The increase in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  The provision (benefit) for income taxes equaled $0 for the three months ended March 31, 2011 and March 31, 2010. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

SIX MONTHS ENDED MARCH 31, 2011 vs. SIX MONTHS ENDED MARCH 31, 2010
The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2011 and 2010.


Product group                        Fiscal 2011    Fiscal 2010

Microwave Filter (MFC):
  Cable TV                           $  751,220     $  701,515
  RF/Microwave                          931,570        683,520
  Satellite                             821,591        721,727
  Broadcast TV                           47,255        118,915
Niagara Scientific (NSI)                  1,247          3,078
                                     ----------     ----------
    Total                            $2,552,883     $2,228,755
                                     ==========     ==========
Sales backlog at 3/31                $  351,030     $  679,401
                                     ==========     ==========


  Net sales for the six months ended March 31, 2011 equaled $2,552,883, an increase of $324,128 or 14.5%, when compared to net sales of $2,228,755 for the six months ended March 31, 2010.

  MFC's Cable TV product sales increased $49,705 or 7.1% to $751,220 for the six months ended March 31, 2011 when compared to Cable TV product sales of $701,515 during the six months ended March 31, 2010. The increase can be attributed to a large order received from one customer. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC's RF/Microwave product sales increased $248,050 or 36.3% to $931,570 for the six months ended March 31, 2011 when compared to RF/Microwave product sales of $683,520 during the same period last year. Management attributes the increase in sales to the Company's efforts to encourage OEM relationships. MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEMs) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 18% of total sales for the six months ended March 31, 2011 compared to approximately 15% of total sales for the six months ended March 31, 2010.

  MFC's Satellite product sales increased $99,864 or 13.8% to $821,591 for the six months ended March 31, 2011 when compared to satellite product sales of $721,727 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Broadcast TV/Wireless Cable product sales decreased $71,660 or 60.3% to $47,255 for the six months ended March 31, 2011 when compared to sales of $118,915 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  Gross profit for the six months ended March 31, 2011 equaled $904,276, an increase of $121,530 or 15.5%, when compared to gross profit of $782,746 for the six months ended March 31, 2010. The increase can primarily be attributed to the higher sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 35.4% for the six months ended March 31, 2011 compared to 35.1% for the six months ended March 31, 2010.

  SG&A expenses for the six months ended March 31, 2011 equaled $835,110, an increase of $43,469 or 5.5%, when compared to SG&A expenses of $791,641 for the six months ended March 31, 2010. The increase can be primarily be attributed to increases in trade show and promotional expenses. As a percentage of sales, SGA expenses decreased to 32.7% for the six months ended March 31, 2011 compared to 35.5% for the six months ended March 31, 2010 primarily due to the higher sales volume this year when compared to the same period last year.

  The Company recorded income from operations of $69,166 for the six months ended March 31, 2011 compared to a loss from operations of $8,895 for the six months ended March 31, 2010. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income for the six months ended March 31, 2011 equaled $4,046, an increase of $295, when compared to other income of $3,751 for the six months ended March 31, 2010. Other income is primarily interest income earned on invested cash balances. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the six months ended March 31, 2011 and March 31, 2010. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.

Off-Balance Sheet Arrangements

   At March 31, 2011 and 2010, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

                              Mar. 31, 2011       Sep. 30, 2010

Cash & cash equivalents         $1,659,244          $1,466,719
Working capital                 $2,038,176          $1,981,150
Current ratio                    5.00 to 1           4.68 to 1
Long-term debt                     $     0             $     0


  Cash and cash equivalents increased $192,525 to $1,659,244 at March 31, 2011 when compared to cash and cash equivalents of $1,466,719 at September 30, 2010. The increase was a result of $257,097 in net cash provided by operating activities, $61,818 in net cash used for capital expenditures and $2,754 in net cash used to purchase treasury stock.

  The decrease in accounts receivable of $152,221 at March 31, 2011 when compared to September 30, 2010 can be attributed to improved collections and the decrease in shipments during the month of March 2011 when compared to the month of September 2010.

  The decrease in prepaid expenses and other current assets of $39,447 at March 31, 2011 when compared to September 30, 2010 can primarily be attributed to timing.

  At March 31, 2011, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2011. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of March 31, 2011.

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


                               MICROWAVE FILTER COMPANY, INC.


May 13, 2011                     Carl F. Fahrenkrug
(Date)                           --------------------------
                                 Carl F. Fahrenkrug
                                 Chief Executive Officer

May 13, 2011                     Richard L. Jones
(Date)                           --------------------------
                                 Richard L. Jones
                                 Chief Financial Officer