Form 10-Q
period 2011-06-30
MICROWAVE FILTER CO INC /NY/
filed 2011-08-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2011

Commission file number 0-10976

MICROWAVE FILTER COMPANY, INC.

(Exact name of registrant as specified in its charter.)

New York	16-0928443
(State of Incorporation)	(I.R.S. Employer Identification Number)

6743 Kinne Street, East Syracuse, N.Y.	13057
(Address of Principal Executive Offices)	(Zip Code)

(315) 438-4700
Registrant's telephone number, including area code

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

Common Stock, $.10 Par Value -    2,586,227 shares as of August 1, 2011.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


                        PART I. - FINANCIAL INFORMATION

      Microwave Filter Company and Subsidiaries

Consilidated Balance Sheets

June 30, 2011	September 30, 2010
(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,662,968	$1,466,719
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $18,000	283,876	423,666
Inventories, net	564,400	536,004
Prepaid expenses and other current assets	59,726	92,417

Total current assets	2,570,970	2,518,806

Property, plant and equipment, net	479,842	444,418

Total assets	$3,050,812	$2,963,224

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$134,767	$161,676
Customer deposits	46,150	39,618
Accrued federal and state income taxes	2,544	2,544
Accrued payroll and related expenses	48,652	52,932
Accrued compensated absences	246,580	245,055
Other current liabilities	28,928	35,831

Total current liabilities	507,621	537,656

Total liabilities	507,621	537,656

Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2011 and 2010,
Outstanding 2,586,227 shares in 2011
and 2,591,486 shares in 2010	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	552,748	430,504

Common stock in treasury, at cost
1,737,913 shares in 2011 and
1,732,654 shares in 2010	(1,690,677)	(1,686,056)

Total stockholders' equity	2,543,191	2,425,568

Total liabilities and stockholders' equity	$3,050,812	$2,963,224


See Accompanying Notes to Consolidated Financial Statements


Microwave Filter Company and Subsidiaries

Consilidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$1,179,496	$1,029,159	$3,732,379	$3,257,914

Cost of goods sold	737,692	695,020	2,386,299	2,141,029

Gross profit	441,804	334,139	1,346,080	1,116,885

Selling, general and
administrative expenses	395,472	385,031	1,230,582	1,176,672

Income (loss) from operations	46,332	(50,892)	115,498	(59,787)

Other income (net), principally
interest	2,700	1,855	6,746	5,606

Income (loss) before income taxes	49,032	(49,037)	122,244	(54,181)

Provision (benefit) for income taxes	0	0	0	0

NET INCOME (LOSS)	$49,032	$(49,037)	$122,244	$(54,181)

Per share data:

Basic and diluted earnings (loss)
per share	$0.02	$(0.02)	$0.05	$(0.02)

Shares used in computing net
earnings (loss) per share:	2,586,787	2,592,818	2,588,340	2,593,022


See Accompanying Notes to Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivilents
(Unaudited)

	Nine months ended
	June 30
	2011	2010

Cash flows from operating activities:

Net income (loss)	$122,244	$(54,181)

Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation	75,971	71,881
Provision for doubtful accounts	8,391	0
Change in assets and liabilities:
Accounts receivable	131,399	17,212
Inventories	(28,396)	(22,628)
Prepaid expenses and other assets	32,691	13,221
Accounts payable and customer deposits	(20,377)	681
Accrued payroll, compensated absences
and related expenses	(2,755)	(6,206)
Other current liabilities	(6,903)	3,731

Net cash provided by (used in)
operating activities	312,265	23,711

Cash flows from investing activities:
Capital expenditures	(111,395)	(140,659)

Net cash (used in) provided by
investing activities	(111,395)	(140,659)

Cash flows from financing activities:
Purchase of treasury stock	(4,621)	(381)

Net cash (used in) provided by
financing activities	(4,621)	(381)

Increase (decrease) in cash
and cash equivalents	196,249	(117,329)

Cash and cash equivalents
at beginning of period	1,466,719	1,476,318

Cash and cash equivalents
at end of period	$1,662,968	$1,358,989



See Accompanying Notes to Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2010.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

June 30, 2011	September 30, 2010

Raw materials and stock parts	$440,232	$414,331
Work-in-process	28,220	25,740
Finished goods	95,948	95,933

	$564,400	$536,004

 The Company's reserve for obsolescence equaled $403,595 at June 30, 2011 and September 30, 2010.


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

  The Company adopted FASB ASC 740-10. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements  and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined it has no uncertain tax positions and therefore no amounts are recorded.

Note 5. Legal Matters

  The State of New York Workers’ Compensation Board has commenced an action against Microwave Filter Company, Inc. to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in. Due to the relatively short period of time Microwave Filter Company, Inc. participated in the program and the limited amount of potential exposure, we do not expect the resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows.

Note 6. Fair Value of Financial Instruments

  The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

   The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

  Sales to one customer represented approximately 18% of total sales for the nine months ended June 30, 2011.


Note 8. Recent Accounting Pronouncements

   In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

   In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

Note 9. Subsequent Events

   On August 3, 2011, the Board of Directors of Microwave Filter Company, Inc. declared a special cash dividend of fifteen cents per common share. The dividend is payable on September 6, 2011 to shareholders of record as of August 19, 2011.


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


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 vs. THREE MONTHS ENDED JUNE 30, 2010

The following table sets forth the Company's net sales by major product group for the three months ended June 30, 2011 and 2010.

Product group	Fiscal 2011	Fiscal 2010
Microwave Filter (MFC):
RF/Microwave	$440,508	$298,366
Satellite	398,190	367,396
Cable TV	311,732	324,060
Broadcast TV	28,771	38,694
Niagara Scientific (NSI):	295	643

Total	$1,179,496	$1,029,159

Sales backlog at June 30	$617,978	$654,643

  Net sales for the three months ended June 30, 2011 equaled $1,179,496, an increase of $150,337 or 14.6%, when compared to net sales of $1,029,159 for the three months ended June 30, 2010.

  MFC’s RF/Microwave product sales increased $142,142 or 47.6% to $440,508 for the three months ended June 30, 2011 when compared to RF/Microwave product sales of $298,366 during the same period last year. Management attributes the increase in sales to the Company’s efforts to encourage Original Equipment Manufacturer (OEM) relationships. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 17% of total sales for the quarter ended June 30, 2011 compared to approximately 11% of total sales for the quarter ended June 30, 2010.

  MFC’s Satellite product sales increased $30,794 or 8.4% to $398,190 for the three months ended June 30, 2011 when compared to Satellite product sales of $367,396 during the same period last year. The increase can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $12,328 or 3.8% to $311,732 for the three months ended June 30, 2011 when compared to Cable TV product sales of $324,060 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $9,923 or 25.6% to $28,771 for the three months ended June 30, 2011 when compared to sales of $38,694 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $617,978 at June 30, 2011 compared to sales order backlog of $654,643 at June 30, 2010. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 85% of the total sales order backlog at June 30, 2011 is scheduled to ship by September 30, 2011.

  Gross profit for the three months ended June 30, 2011 equaled $441,804, an increase of $107,665 or 32.2%, when compared to gross profit of $334,139 for the three months ended June 30, 2010. The dollar increase in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 37.5% for the three months ended June 30, 2011 compared to 32.5% for the three months ended June 30, 2010. The increase in gross profit as a percentage of sales can primarily be attributed to the higher sales volume this year providing a higher base to absorb fixed expenses.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2011 equaled $395,472, an increase of $10,441 or 2.7%, when compared to SG&A expenses of $385,031 for the three months ended June 30, 2010. As a percentage of sales, SGA expenses decreased to 33.5% for the three months ended June 30, 2011 when compared to 37.4% for the three months ended June 30, 2010 primarily due to the higher sales volume this year when compared to the same period last year.

  The Company recorded income from operations of $46,332 for the three months ended June 30, 2011 compared to a loss from operations of $50,892 for the three months ended June 30, 2010. The improvement in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  The provision (benefit) for income taxes equaled $0 for the three months ended June 30, 2011 and June 30, 2010. We have not recognized any provision for income taxes as pretax income was offset by a reduction in our deferred tax asset valuation reserve. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


NINE MONTHS ENDED JUNE 30, 2011 vs. NINE MONTHS ENDED JUNE 30, 2010

The following table sets forth the Company's net sales by major product group for the nine months ended June 30, 2011 and 2010.

Product group	Fiscal 2011	Fiscal 2010
Microwave Filter (MFC):
RF/Microwave	$1,372,078	$981,886
Satellite	1,219,781	1,089,123
Cable TV	1,062,952	1,025,575
Broadcast TV	76,026	157,609
Niagara Scientific (NSI):	1,542	3,721

Total	$3,732,379	$3,257,914

Sales backlog at June 30	$617,978	$654,643

  Net sales for the nine months ended June 30, 2011 equaled $3,732,379, an increase of $474,465 or 14.6%, when compared to net sales of $3,257,914 for the nine months ended June 30, 2010.

   MFC’s RF/Microwave product sales increased $390,192 or 39.7% to $1,372,078 for the nine months ended June 30, 2011 when compared to RF/Microwave product sales of $981,886 during the same period last year. Management attributes the increase in sales to the Company’s efforts to encourage Original Equipment Manufacturer (OEM) relationships. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 18% of total sales for the nine months ended June 30, 2011 compared to approximately 14% of total sales for the nine months ended June 30, 2010.

   MFC’s Satellite product sales increased $130,658 or 12% to $1,219,781 for the nine months ended June 30, 2011 when compared to satellite product sales of $1,089,123 during the same period last year. The increase can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales increased $37,377 or 3.6% to $1,062,952 for the nine months ended June 30, 2011 when compared to Cable TV product sales of $1,025,575 during the nine months ended June 30, 2010. The increase can be attributed to a large order received from one customer. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $81,583 or 51.8% to $76,026 for the nine months ended June 30, 2011 when compared to sales of $157,609 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  Gross profit for the nine months ended June 30, 2011 equaled $1,346,080, an increase of $229,195 or 20.5%, when compared to gross profit of $1,116,885 for the nine months ended June 30, 2010. The increase can primarily be attributed to the higher sales volume this year when compared to the same period last year. As a percentage of sales, gross profit increased to 36.1% for the nine months ended June 30, 2011 compared to 34.3% for the nine months ended June 30, 2010. The increase in gross profit as a percentage of sales can primarily be attributed to the higher sales volume this year providing a higher base to absorb fixed expenses.

  SG&A expenses for the nine months ended June 30, 2011 equaled $1,230,582, an increase of $53,910 or 4.6%, when compared to SG&A expenses of $1,176,672 for the nine months ended June 30, 2010. The dollar increase can primarily be attributed to increases in payroll and payroll related expenses and trade show and promotional expenses this year when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 33% for the nine months ended June 30, 2011 compared to 36.1% for the nine months ended June 30, 2010 primarily due to the higher sales volume this year when compared to the same period last year.

  The Company recorded income from operations of $115,498 for the nine months ended June 30, 2011 compared to a loss from operations of $59,787 for the nine months ended June 30, 2010. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income for the nine months ended June 30, 2011 equaled $6,746, an increase of $1,140 when compared to other income of $5,606 for the nine months ended June 30, 2010. Other income is primarily interest income earned on invested cash balances. Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The provision (benefit) for income taxes equaled $0 for the nine months ended June 30, 2011 and June 30, 2010. We have not recognized any provision for income taxes as pretax income was offset by a reduction in our deferred tax asset valuation reserve. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.


Off-Balance Sheet Arrangements

  At June 30, 2011 and 2010, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

	June 30, 2011	September 30, 2010

Cash & cash equivalents	$1,662,968	$1,466,719
Working capital	$2,063,349	$1,981,150
Current ratio	5.06 to 1	4.68 to 1
Long-term debt	$0	$0

  Cash and cash equivalents increased $196,249 to $1,662,968 at June 30, 2011 when compared to cash and cash equivalents of $1,466,719 at September 30, 2010. The increase was a result of $312,265 in net cash provided by operating activities, $111,395 in net cash used for capital expenditures and $4,621 in net cash used to purchase treasury stock.

  The decrease in accounts receivable of $139,790 at June 30, 2011 when compared to September 30, 2010 can be attributed to improved collections and the decrease in shipments during the quarter ended June 30, 2011 when compared to the quarter ended September 30, 2010.

  The decrease in prepaid expenses and other current assets of $32,691 and the decrease in accounts payable of $26,909 at June 30, 2011 when compared to September 30, 2010 can primarily be attributed to timing.

  Capital expenditures totaling $111,395 for the nine months ended June 30, 2011 consisted primarily of test equipment, simulation software, computer hardware and a Company truck. The Company has committed to building improvements of approximately $50,000 and equipment purchases of approximately $25,000 for the quarter ended September 30, 2011. The Company has committed to approximately $225,000 of capital equipment purchases for the quarter ended December 31, 2011 (the first quarter of fiscal 2012.)

  At June 30, 2011, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2010 Annual Report and Form 10-K for the fiscal year ended September 30, 2010 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June 30, 2011. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the exchange act.

  Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded and certifies that its internal control over financial reporting was effective as of June 30, 2011.

  This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.


                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The State of New York Workers’ Compensation Board has commenced an action against Microwave Filter Company, Inc. to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in.
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

         None.

Item 6.  Exhibits

         a.  Exhibits

            31.1  Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

            31.2  Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

            32.1  Section 1350 Certification of Carl F. Fahrenkrug

            32.2  Section 1350 Certification of Richard L. Jones


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.

August 12, 2011                  Carl F. Fahrenkrug
(Date)                              --------------------------
                                          Carl F. Fahrenkrug
                                          Chief Executive Officer

August 12, 2011                  Richard L. Jones
(Date)                               --------------------------
                                            Richard L. Jones
                                           Chief Financial Officer
