Form 10-K
period 2011-09-30
MICROWAVE FILTER CO INC /NY/
filed 2011-12-21
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
_X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended__________September 30, 2011__________________________
OR
__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from____________to___________________________________

Commission file number__________________0-10976________________________________

Microwave Filter Company, Inc
(Exact name of registrant as specified in its charter)

New York	16-0928443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6743 Kinne Street, East Syracuse, NY	13057
(Address of principal executive offices)	(Zip code)

Registrant's telephone number including area code____(315) 438-4700_____________

Securities registered pursuant to Section 12(b) of the Act:_____None____________

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.10 per share
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
  YES __X__  NO____

  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2011, was  $2,474,700.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2011:   2,586,227

DOCUMENTS INCORPORATED BY REFERENCE
  Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
-------------------------------------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2011 Annual Report and Form 10-K for the fiscal year ended September 30, 2011 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

GENERAL DEVELOPMENT OF BUSINESS
--------------------------------------------------------
  Microwave Filter Company, Inc.  (hereinafter referred to as MFC) was incorporated in New York State on September 26, 1967.  MFC is the successor of Microwave Filter Company which was founded in April of 1967.

  On July 1, 1990, MFC acquired Niagara Scientific, Inc.  (hereinafter referred to as NSI.)

  MFC and its subsidiaries are sometimes referred to collectively as the "Company."

NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------------------------------
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

  The manufacturing facility includes a modern CAD system, a test department with automated network analyzers to 50 GHz, a high capacity conveyor soldering oven and a fully compliant finishing operation.  The Company's Quality Management System has been certified ISO 9001:2008 recognizing the Company as a quality vendor.

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

  ISO 9001:2008 contract and design review procedures coupled with a QA department that is compliant with MIL-I-45208 inspection systems and MIL-STD-45622 calibration system standards assures process and product integrity.  A certified staff instructor regularly trains associates to MIL-STD-2000A (now superceded by J-STD-001.)

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

MARKETS
--------------

Microwave Filter Company, Inc.  (MFC)
-------------------------------------------------

  Cable Television (CATV) -  The CATV marketplace is changing due to the transition from analog to digital television.  Digital Television (DTV) is a new type of broadcasting technology that will transform television viewing.  DTV enables broadcasters to offer television with movie-quality picture and sound.  It also offers greater multicasting and interactive capabilities.  DTV is a more flexible and spectrum efficient technology than the NTSC "analog" broadcast system.  Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently.  Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology.  Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves.  Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.).  Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television.  Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required.  The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.  The demand for these filters is unknown at this time but is expected to decline.

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

  Satellite - Microwave filters and IF filters for removing interference are provided to both commercial and home C-band TVRO antennas.  A variety of products are available that offer protection and or solutions to interference that affects the feedhorn, downconverter, and receiver.  A variety of filters are also available for satellite services utilizing higher frequency bands such as 12, 13 and 18 GHz.  Although economic conditions have impacted sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

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

WORLD TRADE
---------------------

  Management believes that world marketing is a route to substantial expansion of sales for MFC.  Significant efforts have been made over the last year to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions.  The Company's international sales increased $211,141 or 42.4% to $709,310 for the fiscal year ended September 30, 2011 when compared to international sales of $498,169 during the fiscal year ended September 30, 2010.  The increase can be attributed to one large order from an international distributor and an increase in demand for the Company's satellite filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.

SUPPLIERS
---------------

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
----------------------------------

  The Company has no patents, trademarks, copyrights, licenses or franchises of material importance.

SEASONAL FLUCTUATIONS
---------------------------------------

  There are no significant seasonal fluctuations in the Company's business.

GOVERNMENT CONTRACTS
---------------------------------------

  The Company is not dependent in any material respect on government contracts.

SIGNIFICANT CUSTOMERS
-------------------------------------

  Sales to one customer represented approximately 18% of total sales during fiscal 2011 compared to approximately 15% of total sales for the fiscal year ended September 30, 2010.

EXPORT CONTROLS
----------------------------

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

ENVIRONMENTAL REGULATION
---------------------------------------------

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

BACKLOG
--------------

  At September 30, 2011, the Company's total backlog of orders, which represents firm orders from customers, was $643,925 compared to $413,159 at September 30, 2010.  The total Company backlog at September 30, 2011 is scheduled to ship during fiscal 2012.  However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
-----------------

  At September 30, 2011, the Company employed 43 full-time and 2 part-time employees.

RESEARCH AND DEVELOPMENT
----------------------------------------------

  The Company maintains and expects to continue to maintain an active research and development program.  The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets.  Costs in connection with research and development were $428,693 and $448,901 for the fiscal years 2011 and 2010, respectively.  Research and development costs are charged to operations as incurred.

COMPETITION
--------------------

  The principal competitive factors facing both MFC and NSI are price, technical performance, service and the ability to produce in quantity to specific delivery schedules.  Based on these factors, the Company believes it competes favorably in its markets.

AVAILABLE INFORMATION
--------------------------------------
  Our Internet address is www.microwavefilter.com.  There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Our SEC reports can be accessed through the investor relations link of our Web site.  The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.
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

Fiscal 2011	High	Low

Oct. 1, 2010 to Dec. 31, 2010	$1.08	$0.45
Jan. 1, 2011 to Mar. 31, 2011	1.10	0.76
Apr. 1, 2011 to June 30, 2011	1.05	0.61
July 1, 2011 to Sept. 30, 2011	1.05	0.62

Fiscal 2010	High	Low

Oct. 1, 2009 to Dec. 31, 2009	$1.00	$0.51
Jan. 1, 2010 to Mar. 31, 2010	1.01	0.70
Apr. 1, 2010 to June 30, 2010	0.99	0.42
July 1, 2010 to Sept. 30, 2010	0.88	0.42

  The Company had approximately 570 holders of record of its common stock at September 30, 2011.

  On August 3, 2011, the Board of Directors declared a special fifteen cents per share cash dividend to shareholders of record on August 19, 2011 to be distributed on September 6, 2011.

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

Five Year Summary of Financial Data
	2011	2010	2009	2008	2007

Net Sales	$5,043,934	$4,691,522	$4,610,313	$5,231,125	$4,634,233
Net Income (Loss)	$242,915	$146,291	$81,507	$39,516	$(292,993)
Total Assets	$2,914,960	$2,963,224	$2,833,345	$2,816,736	$2,826,042
Long Term Debt	$0	$0	$0	$0	$0
Basic Earnings (Loss)
Per Share	$0.09	$0.06	$0.03	$0.01	$(0.10)
Diluted Earnings (Loss)
Per Share	$0.09	$0.06	$0.03	$0.01	$(0.10)
Shares Used In Computing Net
Earnings (Loss) Per Share:
Basic	2,587,807	2,592,723	2,612,152	2,894,214	2,889,660
Diluted	2,587,807	2,592,723	2,612,152	2,967,274	3,038,098
Cash ($) Dividends Paid Per
Share	$0.15	$0	$0	$0	$0

Net income (loss) as a percentage of:	2011	2010	2009	2008	2007
Net Sales	4.80%	3.10%	1.80%	0.70%	(6.30%	)
Assets	8.30%	4.90%	2.90%	1.40%	(10.40%	)
Equity	10.70%	6.00%	3.60%	1.70%	(12.60%	)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

  Microwave Filter Company, Inc.  (MFC) operates primarily in the United States and principally in one industry.  The Company extends credit to business customers, including original equipment manufacturers (OEMs), distributors and other end users, based upon ongoing credit evaluations.  Microwave Filter Company, Inc.  designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.  Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio and commercial and defense electronics.  Niagara Scientific, Inc.  (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases.  Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback.  NSI's sales consist of spare parts orders.

RESULTS OF OPERATIONS
--------------------------------------

  The following table sets forth the Company's net sales by major product group for each of the fiscal years in the two year period ended September 30, 2011.

Product group (in thousands)	Fiscal 2011	Fiscal 2010

Microwave Filter:
RF/Microwave	$1,915	$1,440
Satellite	1,651	1,547
Cable TV	1,377	1,470
Broadcast TV	98	228
Niagara Scientific	3	6
	----------	----------
Total	$5,044	$4,691
	======	======
Sales backlog at 9/30	$644	$413
	======	======

Fiscal 2011 compared to fiscal 2010

  Consolidated net sales for the fiscal year ended September 30, 2011 equaled $5,043,934, an increase of $352,412 or 7.5%, when compared to consolidated net sales of $4,691,522 during the fiscal year ended September 30, 2010.

  MFC's RF/Microwave product sales increased $475,220 or 33% to $1,915,241 during the fiscal year ended September 30, 2011 when compared to sales of $1,440,021 during the fiscal year ended September 30, 2010.  Management attributes the increase in sales to the Company's efforts to encourage Original Equipment Manufacturer (OEM) relationships.  MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets.  The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular.  MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.  Sales to one OEM customer represented approximately 18% of total sales for the fiscal year ended September 30, 2011 compared to approximately 15% of total sales for the fiscal year ended September 30, 2010.

  MFC's Satellite product sales increased $103,725 or 6.7% to $1,650,762 during the fiscal year ended September 30, 2011 when compared to sales of $1,547,037 during the fiscal year ended September 30, 2010.  The increase can be attributed to an increase in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.  Although current economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Cable TV product sales decreased $93,630 or 6.4% to $1,376,572 during the fiscal year ended September 30, 2011 when compared to Cable TV product sales of $1,470,202 during the fiscal year ended September 30, 2010.  The decrease can primarily be attributed to the shift from analog to digital television.  Digital Television (DTV) is a new type of broadcasting modulation that will transform television viewing.  DTV enables broadcasters and cable operators to offer television with movie-quality picture and sound (HDTV).  It also offers greater multicasting and interactive capabilities.  DTV is a more flexible and efficient technology than the NTSC "analog" modulation system.  Rather than being limited to providing one analog programming channel, a broadcaster or cable operator will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently.  Providing several program streams on one cable or broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology.  Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves.  Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.).  Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required.  The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems; however, the demand for these filters is expected to decline.

  MFC's Broadcast TV product sales decreased $129,701 or 56.9% to $98,118 for the fiscal year ended September 30, 2011 when compared to sales of $227,819 for the fiscal year ended September 30, 2010.  These products are primarily sold to system integrators for rural communities.

   At September 30, 2011, the Company's total backlog of orders, which represents firm orders from customers, equaled $643,925 compared to $413,159 at September 30, 2010.  The total Company backlog at September 30, 2011 is scheduled to ship during fiscal 2012.  However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit increased $162,317 or 9.6% to $1,857,426 during the fiscal year ended September 30, 2011 when compared to gross profit of $1,695,109 during the fiscal year ended September 30, 2010.  As a percentage of sales, gross profit increased to 36.8% during the fiscal year ended September 30, 2011 compared to 36.1% during the fiscal year ended September 30, 2010.  The increases in gross profit can primarily be attributed to the higher sales volume this year resulting in a higher base to absorb fixed expenses.

  Selling, general and administrative (SG&A) expenses increased $94,949 or 6.1% to $1,650,357 during the fiscal year ended September 30, 2011 when compared to SG&A expenses of $1,555,408 during the fiscal year ended September 30, 2010.  The dollar increase can be attributed to higher payroll and payroll related expenses, a higher profit sharing contribution and higher promotional expenses this year when compared to last year.  As a percentage of sales, SG&A expenses decreased to 32.7% during fiscal 2011 compared to 33.2% during fiscal 2010 due to the higher sales volume this year when compared to last year.

  Income from operations equaled $207,069 for the fiscal year ended September 30, 2011 compared to income from operations of $139,701 during the fiscal year ended September 30, 2010.  The improvement can primarily be attributed to the higher sales volume this year when compared to last year.

  Other income increased $1,624 to $8,474 for the fiscal year ended September 30, 2011 when compared to other income of $6,850 for the fiscal year ended September 30, 2010.  Other income is primarily interest income earned on invested cash balances.  Other income may fluctuate based on market interest rates and levels of invested cash balances.

  The Company recorded a benefit for income taxes of $27,372 for the fiscal year ended September 30, 2011 compared to a provision for income taxes of $260 for the fiscal year ended September 30, 2010. The benefit for the current fiscal year can be attributed to a New York State qualified research expenses tax credit which was received during the quarter ended December 31, 2011 (the first quarter of Fiscal 2012.) Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs.  The Company's primary source of liquidity has been funds provided by operations.

September 30
	2011	2010
Cash & cash equivalents	$1,258,885	$1,466,719
Working capital	$1,658,110	$1,981,150
Current ratio	3.59 to 1	4.68 to 1
Long-term debt	$0	$0

  Cash and cash equivalents decreased $207,834 to $1,258,885 at September 30, 2011 when compared to $1,466,719 at September 30, 2010.  The decrease was a result of $466,023 in net cash provided by operating activities, $281,302 in net cash used for capital expenditures, $387,934 in net cash used to pay a special cash dividend and $4,621 in net cash used to purchase treasury stock.

  The net decrease of $71,612 in accounts receivable at September 30, 2011, when compared to September 30, 2010, can be attributable to the lower shipments during the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010.  Sales for the quarter ended September 30, 2011 equaled $1,311,555 compared to sales of $1,433,608 for the quarter ended September 30, 2010.

  The increase of $31,257 in inventories at September 30, 2011, when compared to September 30, 2010, can be attributable to the higher sales order backlog of $643,925 at September 30, 2011 when compared to sales order backlog of $413,159 at September 30, 2010 and customer delivery schedules.

  The increase of $33,859 in accounts payable at September 30, 2011, when compared to September 30, 2010, can primarily be attributed to the higher inventories at September 30, 2011 when compared to September 30, 2010.

  The increase of $47,823 in other current liabilities at September 30, 2011, when compared to September 30, 2010, can primarily be attributed to a profit sharing contribution of $50,000 accrued at September 30, 2011.

  Capital expenditures consisted of building improvements, production equipment, test equipment, simulation software, computer hardware and a Company truck.  The Company has committed to approximately $225,000 of capital equipment purchases for the six months ended March 31, 2012 (the first two quarters of fiscal 2012.)

  At September 30, 2011, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

Off-Balance Sheet Arrangements

   At September 30, 2011 and 2010, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------------------------------
  In June 2011, the FASB issued an Accounting Standard Update ("ASU"), bringing amendments to how other comprehensive income (OCI) is presented in the financial statements.  This update outlines that OCI and its components cannot be reported in the Company's consolidated statements of changes in stockholders' equity.  This guidance is effective from the beginning of the Company's 2013 fiscal year.  This update will not have a material impact to the Company and the Company will comply with the OCI disclosure changes required by the update.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------------------------------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2011 Annual Report and Form 10-K for the fiscal year ended September 30, 2011 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2011.  The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit.  The Company does not trade in derivative financial instruments.  Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year.  Investments are carried at cost which approximates market.  The Company's policy is to hold investments until maturity.  The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2011.

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

		Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 12/1/11	Class

ROBERT R. ANDREWS (a)(b)(c)(d) Age 70 Director since 1992	Mr. Andrews is the President and Principal shareholder of Morse Manufacturing Co., Inc., East Syracuse, N.Y. which produces specialized material handling equipment and has served in that capacity since prior to 1985. He received a B.A degree from Arkansas University and has served as Vice President and a director of the Manufacturers' Association of Central New York, President of the Citizens Foundation, a Trustee of Dewitt Community Church, director of the Salvation Army and Chairman of the Business and Industry Council of Onondaga Community College. Mr. Andrews was elected Chairman of the Board of Directors of Microwave Filter Company, Inc. on November 17, 2004.	1,214	*

TRUDI B. ARTINI (a)(b) Age 89 Director since 1974	Mrs. Artini is an independent investor in MFC and various other business enterprises in Syracuse, New York.	32,435	1.30%

SIDNEY CHONG (a)(b)(c) Age 70 Director since 1995	Mr. Chong was a corporate accountant for Carrols Corp. in Syracuse prior to his retirement in January 2011. Prior to joining Carrols Corp., he was a Senior Accountant with Price Waterhouse and Co. in New York City. Mr. Chong has a Bachelor of Science degree in accounting from California State University.	1,000	*

CARL F. FAHRENKRUG, PE (a) Age 69 Director since 1984	Mr. Fahrenkrug was appointed President and Chief Executive Officer of MFC on October 7, 1992. He has also served as President and Chief Executive Officer of NSI since prior to 1986. He served as Vice President of Engineering at Microwave Systems, Inc., Syracuse, N.Y. from 1972-1976. Mr. Fahrenkrug has a B.S. and M.S. in Engineering and an MBA from Syracuse University.	72,298	2.80%

		Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 12/1/11	Class

DANIEL GALBALLY (b)(c)(d) Age 64 Director since 1995	Mr. Galbally is an accountant for Nucor Steel Auburn, Inc. in Auburn, New York. Prior to joining Nucor Steel Auburn, he was the controller of Diamond Card Exchange, Inc. in Syracuse, New York. He was the controller of Evaporated Metal Films (EMF) in Ithaca, N.Y. Before joining EMF, he worked as controller and acting vice president of finance at Philips Display Components Co. He has a bachelor's degree in accounting and an MBA from Syracuse University.	0

PERRY A. HARVEY (a)(d) Age 59 Director since 2007	Mr. Harvey is a consultant in global strategic business planning and productivity and process improvement. He holds a Master of Science in Metallurgical Engineering and a Metallurgical Engineering Degree from the University of Wisconsin. He served as President of ESCO Turbine Technologies Group (TTG), Syracuse, New York from 2000-2007. He has served as a board member and president of the Investment Casting Institute and a board member of the Manufacturers of Central New York and the Foundry Educational Foundation Board.	0

RICHARD L. JONES Age 63 Director since 2004	Mr. Jones was appointed a Director of Microwave Filter Company, Inc. on September 7, 2004. Mr. Jones has served as a Vice President and the Chief Financial Officer of Microwave Filter Company, Inc. since October 7, 1992. He has a Bachelor of Science degree in accounting from Syracuse University.	0

JOHN J. KENNEDY (a)(b)(d) Age 62 Director since 2009	Mr. Kennedy is the Senior Partner and Co-founder of Hawthorne Consulting Group, LLC, a continuous improvement consulting firm dedicated to the education and training of business owners, managers and their employees in the concepts of the Toyota Production System. Prior to that, Mr. Kennedy was a senior consultant with Seven Pines Consulting Group/Rutherford Associates. He has also held various management positions with Orion Bus Industries Ltd, General Motors Corp. and the Miller Brewing Company. He holds an MBA from Syracuse University and a BS degree from the University of Pennsylvania.	500	*

Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 12/1/11	Class

FRANK S. MARKOVICH (c)(d) Age 67 Director since 1992	Mr. Markovich is a consultant in the manufacturing operations and training field. Prior to that he was the Director of the Manufacturing Extension Partnership at UNIPEG Binghamton. He held various high level positions in operations, quality and product management in a 20 year career with BF Goodrich Aerospace, Simmonds Precision Engine Systems of Norwich, New York. He completed US Navy Electronics and Communications Schools and received an MBA from Syracuse University.	4,340	*

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 111,787 shares or approximately 4% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc.  has determined that  Mr.  Chong and Mr.  Galbally, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.

IDENTIFICATION OF EXECUTIVE OFFICERS
Name	Age	Position

Carl F. Fahrenkrug, Sr	69	President and Chief Executive Officer

Richard L. Jones	63	Vice President, Chief Financial
		Officer and Corporate Secretary

Paul W. Mears	52	Vice President of Engineering

Carl F. Fahrenkrug, Jr	43	Vice President of Manufacturing and Systems

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

ITEM 11.  EXECUTIVE COMPENSATION.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2012 Annual Meeting of Shareholders and is incorporated by reference herein.

PROFIT SHARING
-------------------------

  MFC has a profit sharing plan for all employees over the age of 21 with one year of service.  Annual contributions are determined by the Board of Directors and are made from current or accumulated net income.  Allocation of contributions to plan participants are based upon annual compensation.  Participants vest on the basis of 20% after 3 years of service, 40% at 4 years, 60% at 5 years, 80% at 6 years and 100% at 7 years.  MFC's contributions to the profit sharing plan were $50,000 and $0 for the years ended September 30, 2011 and 2010, respectively.

  MFC also has a voluntary 401-K plan.  Eligibility is the same as the Profit Sharing Plan.  Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2011.  The maximum corporate match was 6% of an employee's compensation during fiscal 2011.

  MFC's matching contributions to the 401-K plan for the years ended September 30, 2011 and 2010 amounted to $103,188 and $101,049, respectively.

COMPENSATION OF DIRECTORS
-----------------------------------------------

  Non-officer directors currently receive fees of $300.00 per board and committee meetings.  MFC also reimburses directors for reasonable expenses incurred in attending meetings.  The Chairman of the Board receives $500.00 per board and committee meetings.  Officer members receive no compensation for their attendance at meetings.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2012 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2012 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Dated:  December 22, 2011

  Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

|S| Robert R. Andrews	|S| Carl F. Fahrenkrug
-----------------------------	----------------------------
Robert R. Andrews	Carl F. Fahrenkrug
(Director)	(Director)

|S| Daniel Galbally	|S| Richard L. Jones
-----------------------	--------------------------
Daniel Galbally	Richard L. Jones
(Director)	(Director)

|S| Sidney Chong
----------------------
Sidney Chong
(Director)

Dated:  December 22, 2011

                    ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:	Page

Report of Independent Registered Public Accounting Firm ..................................	29
Consolidated Balance Sheets as of September 30, 2011 and 2010 ........................	30
Consolidated Statements of Operations for the Years
Ended September 30, 2011 and 2010 ................................................................	31
Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 2011 and 2010 ................................................................	32
Consolidated Statements of Cash Flows for the Years
Ended September 30, 2011 and 2010 ................................................................	33
Notes to Consolidated Financial Statements ..........................................................	34-41

SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010:

II-Valuation and Qualifying Accounts ....................................................................	43

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Microwave Filter Company, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc.  and Subsidiary as of September 30, 2011 and 2010, and the related  statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2011.  Microwave Filter  Company, Inc.'s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 22, 2011

Microwave Filter Company and Subsidiaries
Consolidated Balance Sheets

September 30,
Assets	2011	2010
---------
Current assets:
Cash and cash equivalents	$1,258,885	$1,466,719
Accounts receivable-trade, net of allowance for
doubtful accounts of $26,000 and $18,000	352,054	423,666
Federal and state income tax recoverable	24,828	0
Inventories	567,261	536,004
Prepaid expenses and other current assets	94,114	92,417

Total current assets	2,297,142	2,518,806

Property, plant and equipment, net	617,818	444,418

Total Assets	$2,914,960	$2,963,224

Liabilities and Stockholders' Equity
----------------------------------------------
Current liabilities:
Accounts payable	$195,535	$161,676
Customer deposits	51,886	39,618
Accrued federal and state income taxes	0	2,544
Accrued payroll and related expenses	57,514	52,932
Accrued compensated absences	250,443	245,055
Other current liabilities	83,654	35,831

Total current liabilities	639,032	537,656

Total liabilities	639,032	537,656

Stockholders' equity:
Common stock, $.10 par value. Authorized 5,000,000 shares
Issued 4,324,140 in 2011 and 2010, Outstanding
2,586,227 in 2011 and 2,591,486 in 2010	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	285,485	430,504

Common stock in treasury, at cost, 1,737,913
shares in 2011 and 1,732,654 shares in 2010	(1,690,677)	(1,686,056)

Total stockholders' equity	2,275,928	2,425,568

Total Liabilities and Stockholders' Equity	$2,914,960	$2,963,224

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Operations

For the Years Ended September 30
	2011	2010

Net sales	$5,043,934	$4,691,522

Cost of goods sold	3,186,508	2,996,413

Gross profit	1,857,426	1,695,109

Selling, general
and administrative expenses	1,650,357	1,555,408

Income from operations	207,069	139,701

Non-operating Income
Interest income	6,664	5,158
Miscellaneous	1,810	1,692

Income before income taxes	215,543	146,551

Provision (benefit) for income taxes	(27,372)	260

NET INCOME	$242,915	$146,291

Per share data:
Basic and Diluted Earnings
Per Common Share	$0.09	$0.06

Shares used in computing net
earnings per common share:
Basic and diluted	2,587,807	2,592,723

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2011 and 2010
-----------------------------------------------------------------

Additional	Total
Common Stock	Paid-in	Retained	Treasury Stock	Stockholders'
	Shares	Amt	Capital	Earnings	Shares	Amt	Equity

Balance
September 30, 2009	4,324,140	$432,414	$3,248,706	$284,213	1,730,887	$(1,684,649)	$2,280,684

Net income				146,291			146,291
Purchase of treasury stock					1,767	(1,407)	(1,407)

Balance
September 30, 2010	4,324,140	432,414	3,248,706	430,504	1,732,654	(1,686,056)	2,425,568

Net income				242,915			242,915
Purchase of treasury stock					5,259	(4,621)	(4,621)
Cash dividend paid
($.15) per share				(387,934)			(387,934)

Balance
September 30, 2011	4,324,140	$432,414	$3,248,706	$285,485	1,737,913	$(1,690,677)	$2,275,928

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
-------------------------------------------------------------------

For the Years Ended September 30
	2011	2010

Cash flows from operating activities:
Net income	$242,915	$14,6291

Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
Depreciation	107,902	98,208
Provision for doubtful accounts	8,390	0
Inventory obsolescence provision	(10,892)	2,274
Changes in assets and liabilities:
Accounts receivable-trade	63,222	(175,961)
Federal and state income tax recoverable	(27,372)	844
Inventories	(20,365)	66,314
Other assets	(1,697)	14,562
Accounts payable and customer deposits	46,127	23,783
Accrued payroll, compensated absences and
related expenses	9,970	(41,091)
Other current liabilities	47,823	1,459

Net cash provided by
operating activities	46,6023	136,683

Cash flows from investing activities:
Capital expenditures	(281,302)	(144,875)

Net cash used in
investing activities	(281,302)	(144,875)

Cash flows from financing activities:
Purchase of treasury stock	(4,621)	(1,407)
Cash dividend paid	(387,934)	0

Net cash used in
financing activities	(392,555)	(1,407)

Net decrease in cash and
cash equivalents	(207,834)	(9,599)

Cash and cash equivalents at
beginning of year	1,466,719	1,476,318

Cash and cash equivalents at end of year	$1,258,885	$1,466,719

Supplemental disclosures of cash flows:
Cash paid during the year for :
Interest	$0	$0
Income taxes	$0	$0

  The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Notes to Consolidated Financial Statements
-----------------------------------------------------------

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

h.  Research and Development

  Costs in connection with research and development, which amount to $428,693 and $448,901 for the fiscal years 2011 and 2010, respectively, are charged to operations as incurred.

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

o.  Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances.  Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.  Warranty costs were approximately $5,000 and $8,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

p.  Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable.  Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value.  Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.  No impairments have been recorded for the fiscal years ended September 30, 2011 and 2010.

q.  New Accounting Pronouncements

  In June 2011, the FASB issued an Accounting Standard Update ("ASU"), bringing amendments to how other comprehensive income (OCI) is presented in the financial statements.  This update outlines that OCI and its components cannot be reported in the Company's consolidated statements of changes in stockholders' equity.  This guidance is effective from the beginning of the Company's 2013 fiscal year.  This update will not have a material impact to the Company and the Company will comply with the OCI disclosure changes required by the update.

2.  INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

September 30
	2011	2010

Raw materials and stock parts	$499,622	$414,331
Work-in-process	14,056	25,740
Finished goods	53,583	95,933

	$567,261	$536,004

  The Company's reserve for obsolescence equaled $392,703 at September 30, 2011 and $403,595 at September 30, 2010.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

September 30,
	2011	2010

Land	$143,000	$143,000
Building and improvements	1,865,502	1,818,633
Machinery and equipment	3,295,490	3,150,555
Office equipment and fixtures	1,805,196	1,727,587

	7,109,188	6,839,775
Less: Accumulated depreciation	6,491,370	6,395,357

	$617,818	$444,418

Depreciation expense	$107,902	$98,208

4.  CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable. The variable interest rate is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal.

5.  PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service.  Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2011.  The maximum corporate match was 6% of an employee's compensation during fiscal 2011.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2011 and 2010 were $103,188 and $101,049, respectively.  Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan.  These contributions were $50,000 and $0 in 2011 and 2010, respectively.

6.  OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2014.  Rental expense under these leases for the years ended September 30, 2011 and 2010 amounted to $9,290 and $8,940, respectively.

  Minimum rental commitments at September 30, 2011 for these leases are:

Year Ended	Lease
September 30,	Payments
----------------	------------
2012	$9,290
2013	9,290
2014	1,490

$20,070

7.  INCOME TAXES

  The provision for income taxes consisted of the following:

	Year Ended September 30,
	2011	2010
Currently payable:
Federal	$13,030	$29,599
State	(40,402)	260
Deferred (credit)	0	(29,599)

	$(27,372)	$260

A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

	Year ended September 30,
	2011		2010
	Amount	%	Amount	%
Statutory tax rate	$73,285	34.0%	$49,827	34.0%
State income tax net of:
Federal benefit	(26,665)	(12.4%)	0	0.0%
Research and experimentation
tax credits	(27,865)	(12.9%)	(29,179)	(19.9%)
Federal graduated rate differential	(10,152)	(4.7%)	0	0.0%
Valuation allowance change	(114,754)	(53.2%)	(20,560)	(14%)
NOL true up	78,577	36.5%	0	0.0%
Permanent differences	202	0.0%	0	0.0%

	$(27,372)	(12.7%)	$260	0.1%

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2011	2010

Inventory	$139,354	$143,816
Accrued warranty	4,250	4,250
Accrued vacation	98,286	96,454
Accounts receivable	8,895	6,043
Valuation allowance	(250,785)	(250,563)

Net deferred tax assets
(liabilities) - current	$0	$0

Accelerated depreciation	$(32,634)	$9,949
Research and experimentation
tax credit carry forward	197,403	191,219
AMT credit carry forward	39,399	39,399
NOL carry forward	0	78,577
Valuation allowance	(204,168)	(319,144)

Net deferred tax assets
(liabilities) – noncurrent	$0	$0

Net deferred tax assets	$0	$0

  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes) the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets.  The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.  The research and experimentation tax credit carry forwards and NOL carry forwards expire in 2030.  At September 30, 2011, the Company's federal AMT credit can be carried forward indefinitely.

8.  INDUSTRY SEGMENT DATA

  The Company's primary business segment involves the operations of Microwave Filter Company, Inc.  (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

9.  SIGNIFICANT CUSTOMERS

  Sales to one customer represented approximately 18% of total sales during fiscal 2011 compared to approximately 15% of total sales for the fiscal year ended September 30, 2010.

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

EXHIBIT INDEX
Page

Exhibit No.	Description	Number

3.1	"MFC Certificate of Corporation, as amended."	*

3.2	MFC Amended and Restated Bylaws.	*

10.1	"Bond Purchase Agreement dated as of February 22,1984"	*
"among MFC, Onondaga County Industrial Development Agency"
"(""OCIDA"") and Key Bank of Central New York (""Bondholder"")."

10.2	"Lease Agreement dated as of February 22, 1984 between MFC and OCIDA."	*

10.3	"Mortgage and Security Agreement dated as of February 22, 1984 from"	*
MFC and OCIDA to the Bondholder.

10.4	"Guaranty Agreement dated as of February 22, 1984 from MFC to OCIDA"	*
and the Bondholder.

31.1	Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

31.2	Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1	Section 1350 Certification of Carl F. Fahrenkrug

32.2	Section 1350 Certification of Richard L. Jones

*  Previously filed

Microwave Filter Company and Subsidiaries

Schedule II - VALUATION AND QUALIFYING ACCOUNTS

SEPTEMBER 30, 2011 and 2010

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Period	Expenses	Accounts	Deductions	of Period

Year ended September 30, 2011
Allowance for doubtful accounts	$17,773	$0	$8,390	$0	$26,163
Inventory valuation reserves	403,595	0	0	10,892	392,703

	$421,368	$0	$8,390	$10,892	$418,866

Year ended September 30, 2010
Allowance for doubtful accounts	$17,773	$0	$0	$0	$17,773
Inventory valuation reserves	401,321	2,274	0	0	403,595

	$419,094	$2,274	$0	$0	$421,368