Form 10-Q
period 2011-12-31
MICROWAVE FILTER CO INC /NY/
filed 2012-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2011

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

Common Stock, $.10 Par Value -    2,586,227 shares as of February 1, 2012.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


      PART I. - FINANCIAL INFORMATION
Microwave Filter Company and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 (unaudited) and September 30, 2011

	December 31, 2011	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$1,298,693	$1,258,885
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	221,686	352,054
Federal and state income tax recoverable	0	24,828
Inventories, net	517,391	567,261
Prepaid expenses and other current assets	81,867	94,114

Total current assets	2,119,637	2,297,142

Property, plant and equipment, net	769,313	617,818

Total assets	$2,888,950	$2,914,960

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$151,701	$195,535
Customer deposits	57,909	51,886
Accrued federal and state income taxes	574	0
Accrued payroll and related expenses	39,421	57,514
Accrued compensated absences	228,845	250,443
Other current liabilities	31,755	83,654

Total current liabilities	510,205	639,032

Total liabilities	510,205	639,032

Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2012 and 2011,
Outstanding 2,586,227 shares in 2012
and 2011	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	388,302	285,485

Common stock in treasury, at cost
1,737,913 shares in 2012 and 2011	(1,690,677)	(1,690,677)

Total stockholders' equity	2,378,745	2,275,928

Total liabilities and stockholders' equity	$2,888,950	$2,914,960


See Accompanying Notes to Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the Three Months Ended December 31, 2011 and 2010

	Three months ended
	December 31,
	2011	2010

Net sales	$1,317,207	$1,294,567

Cost of goods sold	813,995	827,308

Gross profit	503,212	467,259

Selling, general and administrative expenses	421,970	421,214

Income from operations	81,242	46,045

Other income (net)	21,575	1,548

Income before income taxes	102,817	47,593

Provision (benefit) for income taxes	0	0

NET INCOME	$102,817	$47,593

Per share data:

Basic and diluted earnings per share	$0.04	$0.02

Shares used in computing net
earnings per share:	2,586,227	2,589,885


See Accompanying Notes to Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended December 31, 2011 and 2010

	Three months ended
	December 31
	2011	2010

Cash flows from operating activities:

Net income	$102,817	$47,593

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation	37,583	22,759
Gain on sale of fixed assets	(20,000)	0

Change in assets and liabilities:
Accounts receivable	130,368	67,268
Federal and state income tax recoverable	25,402	0
Inventories	49,870	(17,252)
Prepaid expenses and other assets	12,247	20,292
Accounts payable and customer deposits	(37,811)	91,436
Accrued payroll, compensated absences
and related expenses	(39,691)	(36,128)
Other current liabilities	(51,899)	5,375

Net cash provided by (used in)
operating activities	208,886	201,343

Cash flows from investing activities:
Capital expenditures	(189,078)	(4,470)
Proceeds from sale of fixed assets	20,000	0

Net cash (used in) provided by
investing activities	(169,078)	(4,470)

Cash flows from financing activities:
Purchase of treasury stock	0	(1,912)

Net cash (used in) provided by
financing activities	0	(1,912)

Net increase (decrease) in cash
and cash equivalents	39,808	194,961

Cash and cash equivalents
at beginning of period	1,258,885	1,466,719

Cash and cash equivalents
at end of period	$1,298,693	$1,661,680

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$15,000	$0



See Accompanying Notes to Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  December 31, 2011

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2011.

Note 2. Industry Segment Data

  The Company's business involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics.

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

December 31, 2011	September 30, 2011

Raw materials and stock parts	$455,304	$499,622
Work-in-process	15,521	14,056
Finished goods	46,566	53,583

	$517,391	$567,261

  The Company's reserve for obsolescence equaled $392,703 at December 31, 2011 and September 30, 2011.


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

Note 5. Legal Matters

  The State of New York Workers’ Compensation Board has commenced an action against Microwave Filter Company, Inc. to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in. Due to the relatively short period of time Microwave Filter Company, Inc. participated in the program and the limited amount of potential exposure, we do not expect the resolution of this action will have a material adverse effect on our financial condition, results of operations or cash flows. The Company has accrued $12,000 for this action in other current liabilities.

Note 6. Fair Value of Financial Instruments

  The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

   The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

  Sales to one customer represented approximately 16% of total sales for the three months ended December 31, 2011 compared to 14% of total sales for the three months ended December 31, 2010.


Note 8. Recent Accounting Pronouncements

   In May 2011, the FASB issued Accounting Standards Update No. 2011-04, topic 820, Fair Value Measurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

   FASB Accounting Standards Update 2011-05, "Presentation of Comprehensive Income," was issued in June 2011 to be effective for fiscal years beginning after December 15, 2011. Comprehensive income includes certain items that are recognized as "other comprehensive income" ("OCI") and are excluded from net income. Examples include unrealized gains/losses on certain investments and gains/losses on derivative instruments designated as hedges. Under provisions of the update, the components of OCI must be presented in one of two formats: either (i) together with net income in a continuous statement of comprehensive income or (ii) in a second statement of comprehensive income to immediately follow the income statement. An existing option to present the components of OCI as part of the statement of changes in shareholders' equity is being eliminated. The Company expects the update to have minimal effect on its financial statements.

   In September 2011, the Financial Accounting Standards Board, or FASB, amended existing guidance related to intangibles - goodwill and other by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this guidance for our fiscal year beginning October 1, 2012. We do not believe the adoption of this guidance will have a material impact on our financial statements.

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

Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 vs. THREE MONTHS ENDED DECEMBER 31, 2010.

The following table sets forth the Company's net sales by major product group for the three months ended December 31, 2011 and 2010.

	Quarter ended	Quarter ended
Product group	Dec. 31, 2011	Dec. 31, 2010
Microwave Filter (MFC):
RF/Microwave	$525,932	$419,330
Cable TV	433,447	396,575
Satellite	331,354	447,352
Broadcast TV	25,128	31,152
Niagara Scientific (NSI):	1,346	158

Total	$1,317,207	$1,294,567

Sales backlog at December 31	$303,666	$672,366

  Net sales for the three months ended December 31, 2011 equaled $1,317,207, an increase of $22,640 or 1.7%, when compared to net sales of $1,294,567 for the three months ended December 31, 2010.

  MFC’s RF/Microwave product sales increased $106,602 or 25.4% to $525,932 for the three months ended December 31, 2011 when compared to RF/Microwave product sales of $419,330 during the same period last year. Management attributes the increase in sales to the Company’s efforts to encourage Original Equipment Manufacturer (OEM) relationships. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 16% of total sales for the quarter ended December 31, 2011 compared to approximately 14% of total sales for the quarter ended December 31, 2010.

  MFC’s Cable TV product sales increased $36,872 or 9.3% to $433,447 for the three months ended December 31, 2011 when compared to Cable TV product sales of $396,575 during the same period last year. Despite the increase, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.


  MFC’s Satellite product sales decreased $115,998 or 25.9% to $331,354 for the three months ended December 31, 2011 when compared to Satellite product sales of $447,352 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes the decrease in sales to global economic conditions. For the quarter ended December 31, 2011, international sales were down $82,111 or 44.6% to $102,197 when compared to international sales of $184,308 for the quarter ended December 31, 2010. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $6,024 or 19.3% to $25,128 for the three months ended December 31, 2011 when compared to sales of $31,152 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $303,666 at December 31, 2011 compared to sales order backlog of $672,366 at December 31, 2010. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December 31, 2011 is scheduled to ship by September 30, 2012.

  Gross profit for the three months ended December 31, 2011 equaled $503,212, an increase of $35,953 or 7.7%, when compared to gross profit of $467,259 for the three months ended December 31, 2010. As a percentage of sales, gross profit increased to 38.2% for the three months ended December 31, 2011 compared to 36.1% for the three months ended December 31, 2010.The increase in gross profit can be attributed to the higher sales volume, lower direct material costs as a percentage of sales primarily due to product sales mix and lower manufacturing overhead payroll and payroll related expenses this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2011 equaled $421,970, an increase of $756 or 0.2%, when compared to SGA expenses of $421,214 for the three months ended December 31, 2010. As a percentage of sales, SGA expenses decreased to 32.0% for the three months ended December 31, 2011 when compared to 32.5% for the three months ended December 31, 2010 primarily due to the higher sales volume this year when compared to the same period last year.

  The Company recorded income from operations of $81,242 for the three months ended December 31, 2011 compared to income from operations of $46,045 for the three months ended December 31, 2010. The improvement in operating income can primarily be attributed to the higher sales volume, lower direct material costs as a percentage of sales and lower manufacturing overhead payroll and payroll related expenses this year when compared to the same period last year.

  Other income for the three months ended December 31, 2011 equaled $21,575, an increase of $20,027, when compared to other income of $1,548 for the three months ended December 31, 2010. The increase can be attributed to a $20,000 gain on the sale of a fixed asset.

  The provision (benefit) for income taxes equaled $0 for the three months ended December 31, 2011 and December 31, 2010. We have not recognized any provision for income taxes because taxable income was reduced by bonus tax basis depreciation and offset by a reduction in our deferred tax asset valuation reserve. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and as a result, a valuation allowance was established.


Off-Balance Sheet Arrangements

  At December 31, 2011 and 2010, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

	December 31, 2011	September 30, 2011

Cash & cash equivalents	$1,298,693	$1,285,885
Working capital	$1,609,432	$1,658,110
Current ratio	4.15 to 1	3.59 to 1
Long-term debt	$0	$0

  Cash and cash equivalents increased $39,808 to $1,298,693 at December 31, 2011 when compared to cash and cash equivalents of $1,258,885 at September 30, 2011. The increase was a result of $228,886 in net cash provided by operating activities and $189,078 in net cash used for capital expenditures.

  The decrease in accounts receivable of $130,368 at December 31, 2011 when compared to September 30, 2011 can be attributed to improved collections and lower shipments during the month ended December 31, 2011 when compared to the month ended September 30, 2011.

  The decrease in inventories of $49,870 at December 31, 2011 when compared to September 30, 2011 can primarily be attributed to the lower sales order backlog at December 31, 2011 when compared to September 30, 2011.

  The decrease in accounts payable of $43,834 at December 31, 2011 when compared to September 30, 2011 can primarily be attributed to the lower inventories at December 31, 2011 when compared to September 30, 2011.

  The decrease in other current liabilities of $51,889 at December 31, 2011 when compared to September 30, 2011 can primarily be attributed to the payment of a $50,000 profit sharing contribution which was accrued at September 30, 2011.

  Capital expenditures totaling $189,078 for the three months ended December 31, 2011 consisted primarily of machinery.

  At December 31, 2011, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2011 Annual Report and Form 10-K for the fiscal year ended September 30, 2011 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2011. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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

  Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded and certifies that its internal control over financial reporting was effective as of December 31, 2011.

  This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.


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

         None.

Item 6.  Exhibits

         a.  Exhibits

            31.1  Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

            31.2  Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

            32.1  Section 1350 Certification of Carl F. Fahrenkrug

            32.2  Section 1350 Certification of Richard L. Jones


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.

February 13, 2012             Carl F. Fahrenkrug
(Date)                              --------------------------
                                          Carl F. Fahrenkrug
                                          Chief Executive Officer

February 13, 2012               Richard L. Jones
(Date)                               --------------------------
                                            Richard L. Jones
                                           Chief Financial Officer
