Form 10-Q/A
period 2011-12-31
MICROWAVE FILTER CO INC /NY/
filed 2012-02-15
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on February 13, 2012 (the “Original Filing”), is to furnish the XBRL Interactive Data Files on Exhibit 101. The XBRL Interactive Data Files were inadvertently filed on Exhibit 100 in the Original Filing.

No other changes have been made to the Form 10-Q. This Amendment No. 1 on Form 10-Q speaks as of the original filing date of the Form 10-Q and does not modify or update any related disclosures made in the Form 10-Q.

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