Form 10-Q
period 2012-03-31
MICROWAVE FILTER CO INC /NY/
filed 2012-05-11
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2012

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

Common Stock, $.10 Par Value -    2,585,459 shares as of May 1, 2012.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


                        PART I. - FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets

March 31, 2012	September 30, 2011
(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,106,915	$1,258,885
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	323,512	352,054
Federal and state income tax recoverable	0	24,828
Inventories, net	459,913	567,261
Prepaid expenses and other current assets	73,357	94,114

Total current assets	1,963,697	2,297,142

Property, plant and equipment, net	729,609	617,818

Total assets	$2,693,306	$2,914,960

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$99,672	$195,535
Customer deposits	30,971	51,886
Accrued payroll and related expenses	71,838	57,514
Accrued compensated absences	197,213	250,443
Other current liabilities	44,919	83,654

Total current liabilities	444,613	639,032

Total liabilities	444,613	639,032

Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2012 and 2011,
Outstanding 2,586,227 shares in 2012
and 2011	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	258,250	285,485

Common stock in treasury, at cost
1,737,913 shares in 2012 and 2011	(1,690,677)	(1,690,677)

Total stockholders' equity	2,248,693	2,275,928

Total liabilities and stockholders' equity	$2,693,306	$2,914,960


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$1,025,920	$1,258,316	$2,343,127	$2,552,883

Cost of goods sold	688,306	821,299	1,502,301	1,648,607

Gross profit	337,614	437,017	840,826	904,276
Selling, general and
administrative expenses	470,737	413,896	892,707	835,110

(Loss) income from operations	(133,123)	23,121	(51,881)	69,166

Other income (net)	3,071	2,498	24,646	4,046

(Loss) income
before income taxes	(130,052)	25,619	(27,235)	73,212

(Benefit) provision
for income taxes	0	0	0	0

Net (loss) Income	$(130,052)	$25,619	$(27,235)	$73,212

Per share data:
Basic and diluted (loss)
earnings per share	$(0.05)	$0.01	$(0.01)	$0.03

Shares used in computing net
(loss) earnings per share:	2,586,227	2,588,331	2,586,227	2,589,117


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(27,235)	$73,212

Adjustments to reconcile net (loss)
income to net cash provided by
used in) operating activities:
Depreciation	77,287	48,386
Gain on sale of fixed assets	(20,000)	0
Provision for doubtful accounts	0	8,391
Change in operating assets and liabilities:
Accounts receivable-trade	28,542	143,830
Federal and state income
tax recoverable	24,828	0
Inventories	107,348	(27,121)
Prepaid expenses and other assets	20,757	39,447
Accounts payable and customer
deposits	(116,778)	(17,501)
Accrued payroll and related expenses
and compensated absences	(38,906)	(14,010)
Other current liabilities	(38,735)	2,463

Net cash provided by
operating activities	17,108	257,097

Cash flows from investing activities:
Property, plant and equipment purchased	(189,078)	(61,818)
Proceeds from sale of fixed assets	20,000	0

Net cash used in investing activities	(169,078)	(61,818)

Cash flows from financing activities:
Purchase of treasury stock	0	(2,754)

Net cash used in financing activities	0	(2,754)

(Decrease) increase in cash
and cash equivalents	(151,970)	192,525

Cash and cash equivalents
at beginning of period	1,258,885	1,466,719

Cash and cash equivalents
at end of period	$1,106,915	$1,659,244

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$15,000	$0



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  MARCH 31, 2012

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2011.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

March 31, 2012	September 30, 2011

Raw materials and stock parts	$398,987	$499,622
Work-in-process	24,133	14,056
Finished goods	36,793	53,583

	$459,913	$567,261

 The Company's reserve for obsolescence equaled $392,703 at March 31, 2012 and September 30, 2011.


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

Note 7. Significant Customers

  Sales to one customer represented approximately 19% of total sales for the six months ended March 30, 2012 compared to 18% of total sales for the six months ended March 31, 2011.


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

Critical Accounting Policies

  The Company's condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

  Revenues from product sales are recorded as the products are shipped and title and risk of loss have passed to the customer, provided that no significant vendor or post-contract support obligations remain and the collection of the related receivable is probable. Billings in advance of the Company's performance of such work are reflected as customer deposits in the accompanying condensed consolidated balance sheet.

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


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 vs. THREE MONTHS ENDED MARCH 31, 2011

The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2012 and 2011.

Product group	Fiscal 2012	Fiscal 2011
Microwave Filter (MFC):
RF/Microwave	$369,112	$512,240
Satellite	370,976	374,239
Cable TV	247,622	354,645
Broadcast TV	35,822	16,103
Niagara Scientific (NSI):	2,388	1,089

Total	$1,025,920	$1,258,316

Sales backlog at March 31	$612,412	$351,030

  Net sales for the three months ended March 31, 2012 equaled $1,025,920, a decrease of $232,396 or 18.5%, when compared to net sales of $1,258,316 for the three months ended March 31, 2011.

  MFC’s RF/Microwave product sales decreased $143,128 or 27.9% to $369,112 for the three months ended March 31, 2012 when compared to RF/Microwave product sales of $512,240 during the same period last year. Management attributes the decrease in sales to the economy. The Company has experienced a slowdown in requests for quotes and orders over the last six months.  MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 23% of total sales for both the quarter ended March 31, 2012 and March 31, 2011. The Company did receive two large orders from this one OEM customer on March 28, 2012 with shipments beginning in April 2012 and ending in December 2012.

  MFC’s Satellite product sales decreased $3,263 or 0.9% to $370,976 for the three months ended March 31, 2012 when compared to Satellite product sales of $374,239 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $107,023 or 30.2% to $247,622 for the three months ended March 31, 2012 when compared to Cable TV product sales of $354,645 during the same period last year. The decrease can primarily be attributed to one large order received from an international distributor last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales increased $19,719 to $35,822 for the three months ended March 31, 2012 when compared to sales of $16,103 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $612,412 at March 31, 2012 compared to sales order backlog of $351,030 at March 31, 2011. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 88% of the total sales order backlog at March 31, 2012 is scheduled to ship by September 30, 2012.

  Gross profit for the three months ended March 31, 2012 equaled $337,614, a decrease of $99,403 or 22.7%, when compared to gross profit of $437,017 for the three months ended March 31, 2011. The dollar decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 32.9% for the three months ended March 31, 2012 compared to 34.7% for the three months ended March 31, 2011. The decrease in gross profit as a percentage of sales can primarily be attributed to the lower sales volume this year providing a lower base to absorb fixed expenses.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2012 equaled $470,737, an increase of $56,841 or 13.7%, when compared to SGA expenses of $413,896 for the three months ended March 31, 2011. The increase can primarily be attributed to legal and professional fees associated with the recent proxy contest. As previously disclosed, a shareholder filed proxy materials proposing proxy access and nominating two directors for election at the Annual Meeting of Shareholders which was held on March 28, 2012. On March 27, 2012, the night before the annual meeting, the Company received an e-mail from this same shareholder indicating that neither he nor anyone acting on his behalf would be attending the shareholder meeting to nominate directors or present the proxy access proposal. Per our FORM 8-K filing on March 29, 2012, management’s nominees were elected. As a percentage of sales, SGA expenses increased to 45.9% for the three months ended March 31, 2012 when compared to 32.9% for the three months ended March 31, 2011 primarily due to the lower sales volume this year when compared to the same period last year, as well as the above mentioned increase in SGA expenses due to the above referenced proxy contest.

  The Company recorded a loss from operations of $133,123 for the three months ended March 31, 2012 compared to income from operations of $23,121 for the three months ended March 31, 2011. The decrease in operating income can primarily be attributed to the lower sales volume and the higher SGA expenses this year when compared to the same period last year.

  The (benefit) provision for income taxes equaled $0 for the three months ended March 31, 2012 and March 31, 2011. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


  SIX MONTHS ENDED MARCH 31, 2012 vs. SIX MONTHS ENDED MARCH 31, 2011

The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2012 and 2011.

Product group	Fiscal 2012	Fiscal 2011
Microwave Filter (MFC):
RF/Microwave	$895,044	$931,570
Satellite	702,330	821,591
Cable TV	681,069	751,220
Broadcast TV	60,950	47,255
Niagara Scientific (NSI):	3,734	1,247

Total	$2,343,127	$2,552,883

Sales backlog at March 31	$612,412	$351,030

  Net sales for the six months ended March 31, 2012 equaled $2,343,127, a decrease of $209,756 or 8.2%, when compared to net sales of $2,552,883 for the six months ended March 31, 2011.

   MFC’s RF/Microwave product sales decreased $36,526 or 3.9% to $895,044 for the six months ended March 31, 2012 when compared to RF/Microwave product sales of $931,570 during the same period last year. Management attributes the decrease in sales to the economy. The Company has experienced a slowdown in requests for quotes and orders over the last six months. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 19% of total sales for the six months ended March 31, 2012 compared to approximately 18% of total sales for the six months ended March 31, 2011. The Company did receive two large orders from this one OEM customer on March 28, 2012 with shipments beginning in April 2012 and ending in December 2012.

   MFC’s Satellite product sales decreased $119,261 or 14.5% to $702,330 for the six months ended March 31, 2012 when compared to satellite product sales of $821,591 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $70,151 or 9.3% to $681,069 for the six months ended March 31, 2012 when compared to Cable TV product sales of $751,220 during the same period last year. The decrease can primarily be attributed to one large order received from an international distributor last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales increased $13,695 or 29% to $60,950 for the six months ended March 31, 2012 when compared to sales of $47,255 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  Gross profit for the six months ended March 31, 2012 equaled $840,826, a decrease of $63,450 or 7%, when compared to gross profit of $904,276 for the six months ended March 31, 2011. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled to 35.9% for the six months ended March 31, 2012 compared to 35.4% for the six months ended March 31, 2011.

  SG&A expenses for the six months ended March 31, 2012 equaled $892,707, an increase of $57,597 or 6.9%, when compared to SG&A expenses of $835,110 for the six months ended March 31, 2011. The increase can primarily be attributed to expenses associated with the recent proxy contest. As previously disclosed, a shareholder filed proxy materials proposing proxy access and nominating two directors for election at the Annual Meeting of Shareholders which was held on March 28, 2012. On March 27, 2012, the night before the annual meeting, the Company received an e-mail from this same shareholder indicating that neither he nor anyone acting on his behalf would be attending the shareholder meeting to nominate directors or present the proxy access proposal. Per our FORM 8-K filing on March 29, 2012, management’s nominees were elected. As a percentage of sales, SGA expenses increased to 38.1% for the six months ended March 31, 2012 compared to 32.7% for the six months ended March 31, 2011 primarily due to the lower sales volume this year when compared to the same period last year, as well as the above mentioned increase in SGA expenses due to the above referenced proxy contest.

  The Company recorded a loss from operations of $51,881 for the six months ended March 31, 2012 compared to income from operations of $69,166 for the six months ended March 31, 2011. The decrease in operating income can primarily be attributed to the lower sales volume and the higher SGA expenses this year when compared to the same period last year.

  Other income for the six months ended March 31, 2012 equaled $24,646, an increase of $20,600 when compared to other income of $4,046 for the six months ended March 31, 2011. The increase can be attributed to a $20,000 gain in the sale of a fixed asset.

  The (benefit) provision for income taxes equaled $0 for the six months ended March 31, 2012 and March 31, 2011. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


Off-Balance Sheet Arrangements

  At March 31, 2012 and 2011, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

	March 31, 2012	September 30, 2011

Cash & cash equivalents	$1,106,915	$1,258,885
Working capital	$1,519,084	$1,658,110
Current ratio	4.42 to 1	3.59 to 1
Long-term debt	$0	$0

  Cash and cash equivalents decreased $151,970 to $1,106,915 at March 31, 2012 when compared to cash and cash equivalents of $1,258,885 at September 30, 2011. The decrease was a result of $17,108 in net cash provided by operating activities and $169,078 in net cash used for capital expenditures.

  The decrease in inventories of $107,348 at March 31, 2012 when compared to September 30, 2011 can primarily be attributed to the slowdown in orders over the last six months and customers scheduled delivery dates.

  The decrease in accounts payable of $95,863 at March 31, 2012 when compared to September 30, 2011 can primarily be attributed to the decrease in inventories.

  The decrease in accrued compensated absences of $53,230 at March 31, 2012 when compared to September 30, 2011 can primarily be attributed to accrued vacation used or paid during the six months ended March 31, 2012. Due to the lower sales volume, the Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment benefits or use earned vacation or personal time to supplement their lost wages.

  The decrease in other current liabilities of $38,735 at March 31, 2012 when compared to September 30, 2011 can primarily be attributed to the payment of a $50,000 profit sharing contribution which was accrued at September 30, 2011.

  Capital expenditures totaling $189,078 for the six months ended March 31, 2012 consisted primarily of machinery.

  At March 31, 2012, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2012. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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


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

Item 4.  Mine Safety Disclosures

          Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         a.  Exhibits

            31.1  Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

            31.2  Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

            32.1  Section 1350 Certification of Carl F. Fahrenkrug

            32.2  Section 1350 Certification of Richard L. Jones


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.

  May 11, 2012                Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

  May 11, 2011                 Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
