Form 10-Q
period 2012-06-30
MICROWAVE FILTER CO INC /NY/
filed 2012-08-08
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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
Large accelerated filer ______   Accelerated filer ______
Non-accelerated filer ______ (Do not check if smaller reporting company)   Smaller reporting company ____X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ____  NO__X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value -    2,585,453 shares as of August 1, 2012.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


                        PART I. - FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets

June 30, 2012	September 30, 2011
(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,100,583	$1,258,885
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	313,958	352,054
Federal and state income tax recoverable	38,582	24,828
Inventories, net	498,030	567,261
Prepaid expenses and other current assets	93,693	94,114

Total current assets	2,044,846	2,297,142

Property, plant and equipment, net	698,871	617,818

Total assets	$2,743,717	$2,914,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$118,233	$195,535
Customer deposits	10,216	51,886
Accrued payroll and related expenses	52,066	57,514
Accrued compensated absences	190,800	250,443
Cash dividends payable	129,273	0
Other current liabilities	30,914	83,654

Total current liabilities	531,502	639,032

Total liabilities	531,502	639,032

Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares,
Issued 4,324,140 shares in 2012 and 4,324,140 in 2011,
Outstanding 2,585,453 shares in 2012 and 2,586,227 shares in 2011	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	222,435	285,485

Common stock in treasury, at cost
1,738,687 shares in 2012 and 1,737,913
shares in 2011	(1,691,340)	(1,690,677)

Total stockholders' equity	2,212,215	2,275,928

Total liabilities and stockholders' equity	$2,743,717	$2,914,960


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$1,147,336	$1,179,496	$3,490,463	$3,732,379

Cost of goods sold	713,193	737,692	2,215,494	2,386,299

Gross profit	434,143	441,804	1,274,969	1,346,080

Selling, general and administrative expenses	381,294	395,472	1,274,001	1,230,582

Income from operations	52,849	46,332	968	115,498

Other income (net)	2,027	2,700	26,673	6,746

Income before income taxes	54,876	49,032	27,641	122,244

Benefit for income taxes	(38,582)	0	(38,582)	0

Net Income	$93,458	$49,032	$66,223	$122,244

Per share data:
Basic and diluted earnings per share	$0.04	$0.02	$0.03	$0.05

Shares used in computing net
earnings per share:	2,585,569	2,586,787	2,586,008	2,588,340


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$66,223	$122,244

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation	117,172	75,971
Gain on sale of fixed assets	(20,000)	0
Provision for doubtful accounts	0	8,391
Change in operating assets and liabilities:
Accounts receivable-trade	38,096	131,399
Federal and state income tax recoverable	(13,754)	0
Inventories	69,231	(28,396)
Prepaid expenses and other assets	421	32,691
Accounts payable and customer
deposits	(118,972)	(20,377)
Accrued payroll and related expenses
and compensated absences	(65,091)	(2,755)
Other current liabilities	(52,740)	(6,903)

Net cash provided by
operating activities	20,586	312,265

Cash flows from investing activities:
Property, plant and equipment purchased	(198,225)	(111,395)
Proceeds from sale of fixed assets	20,000	0

Net cash used in investing activities	(178,225)	(111,395)

Cash flows from financing activities:
Purchase of treasury stock	(663)	(4,621)

Net cash used in financing activities	(663)	(4,621)

(Decrease) increase in cash
and cash equivalents	(158,302)	196,249

Cash and cash equivalents
at beginning of period	1,258,885	1,466,719

Cash and cash equivalents
at end of period	$1,100,583	$1,662,968

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$15,000	$0



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  June 30, 2012

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2011.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

June 30, 2012	September 30, 2011

Raw materials and stock parts	$431,792	$499,622
Work-in-process	26,396	14,056
Finished goods	39,842	53,583

	$498,030	$567,261

 The Company's reserve for obsolescence equaled $392,703 at June 30, 2012 and September 30, 2011.


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

Note 7. Significant Customers

  Sales to one customer represented approximately 20% of total sales for the nine months ended June 30, 2012 compared to 18% of total sales for the nine months ended June 30, 2011.


Note 8. Cash Dividends

  On June 20, 2012, the Board of Directors of Microwave Filter Company, Inc. approved a special cash dividend payment of $.05 per common share. The cash dividend was payable on July 31, 2012 to shareholders of record as of July 13, 2012. The cash dividend totaled $129,273.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 vs. THREE MONTHS ENDED JUNE 30, 2011

The following table sets forth the Company's net sales by major product group for the three months ended June 30, 2012 and 2011.

Product group	Fiscal 2012	Fiscal 2011
Microwave Filter (MFC):
RF/Microwave	$412,104	$440,508
Satellite	326,759	398,190
Cable TV	370,369	311,732
Broadcast TV	37,394	28,771
Niagara Scientific (NSI):	710	295

Total	$1,147,336	$1,179,496

Sales backlog at June 30	$394,680	$671,978

  Net sales for the three months ended June 30, 2012 equaled $1,147,336, a decrease of $32,160 or 2.7%, when compared to net sales of $1,179,496 for the three months ended June 30, 2011.

  MFC’s RF/Microwave product sales decreased $28,404 or 6.4% to $412,104 for the three months ended June 30, 2012 when compared to RF/Microwave product sales of $440,508 during the same period last year. Management attributes the decrease in sales to the economy. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 22% of total sales for the quarter ended June 30, 2012 compared to approximately 17% of total sales for the quarter ended June 30, 2011.

  MFC’s Satellite product sales decreased $71,431 or 17.9% to $326,759 for the three months ended June 30, 2012 when compared to Satellite product sales of $398,190 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales increased $58,637 or 18.8% to $370,369 for the three months ended June 30, 2012 when compared to Cable TV product sales of $311,732 during the same period last year. Despite the quarter over quarter increase, management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales increased $8,623 or 30.0% to $37,394 for the three months ended June 30, 2012 when compared to sales of $28,771 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $394,680 at June 30, 2012 compared to sales order backlog of $671,978 at June 30, 2011. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 70% of the total sales order backlog at June 30, 2012 is scheduled to ship by September 30, 2012.

  Gross profit for the three months ended June 30, 2012 equaled $434,143, a decrease of $7,661 or 1.7%, when compared to gross profit of $441,804 for the three months ended June 30, 2011. The dollar decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 37.8% for the three months ended June 30, 2012 compared to 37.5% for the three months ended June 30, 2011.

  Selling, general and administrative (SGA) expenses for the three months ended June 30, 2012 equaled $381,294, a decrease of $14,178 or 3.6%, when compared to SGA expenses of $395,472 for the three months ended June 30, 2011. The decrease can primarily be attributed to a decrease in payroll expense when compared to the same period last year. As a percentage of sales, SGA expenses equaled 33.2% for the three months ended June 30, 2012 when compared to 33.5% for the three months ended June 30, 2011.

  The Company recorded income from operations of $52,849 for the three months ended June 30, 2012 compared to income from operations of $46,332 for the three months ended June 30, 2011. The increase in operating income can primarily be attributed to the lower SGA expenses this year when compared to the same period last year.

  The Company recorded a benefit for income taxes of $38,582 for the three months ended June 30, 2012 compared to $0 for the three months ended June 30, 2011. The benefit for the current year can be attributed to a New York State qualified research expenses tax credit which was received in July of 2012. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


NINE MONTHS ENDED JUNE 30, 2012 vs. NINE MONTHS ENDED JUNE 30, 2011

The following table sets forth the Company's net sales by major product group for the nine months ended June 30, 2012 and 2011.

Product group	Fiscal 2012	Fiscal 2011
Microwave Filter (MFC):
RF/Microwave	$1,307,148	$1,372,078
Satellite	1,029,089	1,219,781
Cable TV	1,051,438	1,062,952
Broadcast TV	98,344	76,026
Niagara Scientific (NSI):	4,444	1,542

Total	$3,490,463	$3,732,379

Sales backlog at June 30	$394,680	$671,978

  Net sales for the nine months ended June 30, 2012 equaled $3,490,463, a decrease of $241,916 or 6.5%, when compared to net sales of $3,732,379 for the nine months ended June 30, 2011.

   MFC’s RF/Microwave product sales decreased $64,930 or 4.7% to $1,307,148 for the nine months ended June 30, 2012 when compared to RF/Microwave product sales of $1,372,078 during the same period last year. Management attributes the decrease in sales to the economy. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 20% of total sales for the nine months ended June 30, 2012 compared to approximately 18% of total sales for the nine months ended June 30, 2011.

   MFC’s Satellite product sales decreased $190,692 or 15.6% to $1,029,089 for the nine months ended June 30, 2012 when compared to satellite product sales of $1,219,781 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $11,514 or 1.1% to $1,051,438 for the nine months ended June 30, 2012 when compared to Cable TV product sales of $1,062,952 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales increased $22,318 or 29.4% to $98,344 for the nine months ended June 30, 2012 when compared to sales of $76,026 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  Gross profit for the nine months ended June 30, 2012 equaled $1,274,969, a decrease of $71,111 or 5.3%, when compared to gross profit of $1,346,080 for the nine months ended June 30, 2011. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled to 36.5% for the nine months ended June 30, 2012 compared to 36.1% for the nine months ended June 30, 2011.

  SGA expenses for the nine months ended June 30, 2012 equaled $1,274,001, an increase of $43,419 or 3.5%, when compared to SGA expenses of $1,230,582 for the nine months ended June 30, 2011. The increase can primarily be attributed to expenses associated with a proxy contest. As previously disclosed, a shareholder filed proxy materials proposing proxy access and nominating two directors for election at the Annual Meeting of Shareholders which was held on March 28, 2012. On March 27, 2012, the night before the annual meeting, the Company received an e-mail from this same shareholder indicating that neither he nor anyone acting on his behalf would be attending the shareholder meeting to nominate directors or present the proxy access proposal. Per our FORM 8-K filing on March 29, 2012, management’s nominees were elected. As a percentage of sales, SGA expenses increased to 36.5% for the nine months ended June 30, 2012 compared to 33.0% for the nine months ended June 30, 2011 primarily due to the lower sales volume this year when compared to the same period last year, as well as the above mentioned increase in SGA expenses due to the above referenced proxy contest.

  The Company recorded income from operations of $968 for the nine months ended June 30, 2012 compared to income from operations of $115,498 for the nine months ended June 30, 2011. The decrease in operating income can primarily be attributed to the lower sales volume and the higher SGA expenses this year when compared to the same period last year.

  Other income for the nine months ended June 30, 2012 equaled $26,673, an increase of $19,927 when compared to other income of $6,746 for the nine months ended June 30, 2011. The increase can be attributed to a $20,000 gain on the sale of a fixed asset.

  The Company recorded a benefit for income taxes of $38,582 for the nine months ended June 30, 2012 compared to $0 for the nine months ended June 30, 2011. The benefit for the current year can be attributed to a New York State qualified research expenses tax credit which was received in July of 2012. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


Off-Balance Sheet Arrangements

  At June 30, 2012 and 2011, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

	June 30, 2012	September 30, 2011

Cash & cash equivalents	$1,100,583	$1,258,885
Working capital	$1,513,344	$1,658,110
Current ratio	3.85 to 1	3.59 to 1
Long-term debt	$0	$0

  Cash and cash equivalents decreased $158,302 to $1,100,583 at June 30, 2012 when compared to cash and cash equivalents of $1,258,885 at September 30, 2011. The decrease was a result of $20,586 in net cash provided by operating activities, $198,225 in net cash used for capital expenditures, $20,000 provided by the sale of fixed assets and $663 used to purchase treasury stock.

  The decrease in inventories of $69,231 at June 30, 2012 when compared to September 30, 2011 can primarily be attributed to the slowdown in orders and customers scheduled delivery dates.

  The decrease in accounts payable of $77,302 at June 30, 2012 when compared to September 30, 2011 can primarily be attributed to the decrease in inventories.

  The decrease in accrued compensated absences of $59,643 at June 30, 2012 when compared to September 30, 2011 can primarily be attributed to accrued vacation used or paid during the nine months ended June 30, 2012.

  The decrease in other current liabilities of $52,740 at June 30, 2012 when compared to September 30, 2011 can primarily be attributed to the payment of a $50,000 profit sharing contribution which was accrued at September 30, 2011.

  Capital expenditures totaling $198,225 for the nine months ended June 30, 2012 consisted primarily of machinery.

  On June 20, 2012, the Board of Directors of Microwave Filter Company, Inc. approved a special cash dividend payment of $.05 per common share. The cash dividend was payable on July 31, 2012 to shareholders of record as of July 13, 2012. The cash dividend totaled $129,273.

  At June 30, 2012, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June 30, 2012. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

                               MICROWAVE FILTER COMPANY, INC.

  August 8, 2012              Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

  August 8, 2012               Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
