Form 10-K
period 2012-09-30
MICROWAVE FILTER CO INC /NY/
filed 2012-12-20
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
_X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended__________September 30, 2012__________________________
OR
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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on December 1, 2012, was $2,151,118.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at December 1, 2012:   2,585,321

DOCUMENTS INCORPORATED BY REFERENCE
  Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
-------------------------------------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2012 Annual Report and Form 10-K for the fiscal year ended September 30, 2012 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

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

  MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets.  The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular.  MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. The Company is also actively sourcing complimentary products to distribute to augment sales.

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

WORLD TRADE
---------------------

  Management believes that world marketing is a route to substantial expansion of sales for MFC.  Significant efforts have been made over the last few years to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions.  The Company's international sales decreased $169,545 or 23.9% to $539,765 for the fiscal year ended September 30, 2012 when compared to international sales of $709,310 during the fiscal year ended September 30, 2011.  The decrease can be attributed to one large order from an international distributor shipped during fiscal 2011 and economic conditions.

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

SIGNIFICANT CUSTOMERS
-------------------------------------

  Sales to one customer represented approximately 21% of total sales during fiscal 2012 compared to approximately 18% of total sales for the fiscal year ended September 30, 2011.

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

BACKLOG
--------------

  At September 30, 2012, the Company's total backlog of orders, which represents firm orders from customers, was $272,138 compared to $643,925 at September 30, 2011.  The total Company backlog at September 30, 2012 is scheduled to ship during fiscal 2013. The Company has been experiencing a slowdown in orders which management attributes to the specific decrease in the economic activity in the military/aerospace sector and related international markets. However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES
-----------------

  At September 30, 2012, the Company employed 45 full-time and 2 part-time employees.

RESEARCH AND DEVELOPMENT
----------------------------------------------

  The Company maintains and expects to continue to maintain an active research and development program.  The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets.  Costs in connection with research and development were $408,335 and $428,693 for the fiscal years 2012 and 2011, respectively.  Research and development costs are charged to operations as incurred.

COMPETITION
--------------------

  The principal competitive factors facing both MFC are price, technical performance, service and the ability to produce in quantity to specific delivery schedules.  Based on these factors, the Company believes it competes favorably in its markets.

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

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

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

Fiscal 2012	High	Low

Oct. 1, 2011 to Dec. 31, 2011	$1.05	$0.63
Jan. 1, 2012 to Mar. 31, 2012	1.10	0.75
Apr. 1, 2012 to June 30, 2012	1.25	0.83
July 1, 2012 to Sept. 30, 2012	1.05	0.85

Fiscal 2011	High	Low

Oct. 1, 2010 to Dec. 31, 2010	$1.08	$0.45
Jan. 1, 2011 to Mar. 31, 2011	1.10	0.76
Apr. 1, 2011 to June 30, 2011	1.05	0.61
July 1, 2011 to Sept. 30, 2011	1.05	0.62

  The Company had approximately 570 holders of record of its common stock at September 30, 2012.

  On June 20, 2012, the Board of Directors declared a special five cents per share cash dividend to shareholders of record on July 13, 2012 to be distributed on July 31, 2012.

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

Five Year Summary of Financial Data
	2012	2011	2010	2009	2008

Net Sales	$4,458,819	$5,043,934	$4,691,522	$4,610,313	$5,231,125
Net Income	$75,801	$242,915	$146,291	$81,507	$39,516
Total Assets	$2,599,344	$2,914,960	$2,963,224	$2,833,345	$2,816,736
Equity	$2,221,661	$2,275,928	$2,425,568	$2,280,684	$2,354,667
Long Term Debt	$0	$0	$0	$0	$0
Basic Earnings
Per Share	$0.03	$0.09	$0.06	$0.03	$0.01
Diluted Earnings
Per Share	$0.03	$0.09	$0.06	$0.03	$0.01
Shares Used In Computing Net
Earnings Per Share:
Basic	2,585,845	2,587,807	2,592,723	2,612,152	2,894,214
Diluted	2,585,845	2,587,807	2,592,723	2,612,152	2,967,274
Cash ($) Dividends Paid Per
Share	$0.05	$0.15	$0	$0	$0

Net income as a percentage of:	2012	2011	2010	2009	2008
Net Sales	1.70%	4.80%	3.10%	1.80%	0.70%
Assets	2.90%	8.30%	4.90%	2.90%	1.40%
Equity	3.40%	10.70%	6.00%	3.60%	1.70%

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

RESULTS OF OPERATIONS
--------------------------------------

  The following table sets forth the Company's net sales by major product group for each of the fiscal years in the two year period ended September 30, 2012.

Product group (in thousands)	Fiscal 2012	Fiscal 2011

Microwave Filter:
RF/Microwave	$1,712	$1,915
Satellite	1,335	1,651
Cable TV	1,281	1,377
Broadcast TV	124	98
Niagara Scientific	7	3
	----------	----------
Total	$4,459	$5,044
	======	======
Sales backlog at 9/30	$272	$644
	======	======

Fiscal 2012 compared to fiscal 2011

  Consolidated net sales for the fiscal year ended September 30, 2012 equaled $4,458,819, a decrease of $585,115 or 11.6%, when compared to consolidated net sales of $5,043,934 during the fiscal year ended September 30, 2011. The Company has been experiencing a slowdown in orders which management attributes to the specific decrease in the economic activity in the military/aerospace sector and related international markets.

  MFC's RF/Microwave product sales decreased $203,645 or 10.6% to $1,711,596 during the fiscal year ended September 30, 2012 when compared to sales of $1,915,241 during the fiscal year ended September 30, 2011.  MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets.  The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular.  MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. The Company is also actively sourcing complimentary products to distribute to augment sales. Sales to one OEM customer represented approximately 21% of total sales for the fiscal year ended September 30, 2012 compared to approximately 18% of total sales for the fiscal year ended September 30, 2011.

  MFC's Satellite product sales decreased $315,395 or 19.1% to $1,335,367 during the fiscal year ended September 30, 2012 when compared to sales of $1,650,762 during the fiscal year ended September 30, 2011.  The decrease can be attributed to a decrease in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.  Although current economic conditions have impacted sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Cable TV product sales decreased $95,024 or 6.9% to $1,281,548 during the fiscal year ended September 30, 2012 when compared to Cable TV product sales of $1,376,572 during the fiscal year ended September 30, 2011.  The decrease can be attributed to one large order received from an international distributor last year and the shift from analog to digital television.  Digital Television (DTV) is a new type of broadcasting modulation that will transform television viewing.  DTV enables broadcasters and cable operators to offer television with movie-quality picture and sound (HDTV).  It also offers greater multicasting and interactive capabilities.  DTV is a more flexible and efficient technology than the NTSC "analog" modulation system.  Rather than being limited to providing one analog programming channel, a broadcaster or cable operator will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently.  Providing several program streams on one cable or broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology.  Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves.  Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.).  Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required.  The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems; however, the demand for these filters is expected to decline.

  MFC's Broadcast TV product sales increased $25,620 or 26.1% to $123,738 for the fiscal year ended September 30, 2012 when compared to sales of $98,118 for the fiscal year ended September 30, 2011.  These products are primarily sold to system integrators for rural communities.

   At September 30, 2012, the Company's total backlog of orders, which represents firm orders from customers, equaled $272,138 compared to $643,925 at September 30, 2011.  The total Company backlog at September 30, 2012 is scheduled to ship during fiscal 2013.  The Company has been experiencing a slowdown in orders which management attributes to the specific decrease in the economic activity in the military/aerospace sector and related international markets. However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

  Gross profit decreased $199,992 or 10.8% to $1,657,434 during the fiscal year ended September 30, 2012 when compared to gross profit of $1,857,426 during the fiscal year ended September 30, 2011. The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 37.2% during the fiscal year ended September 30, 2012 compared to 36.8% during the fiscal year ended September 30, 2011. The higher gross profit as a percentage of sales in fiscal 2012 can primarily be attributed to product cost improvements and product sales mix.

  Selling, general and administrative (SG&A) expenses decreased $1,969 or 0.1% to $1,648,388 during the fiscal year ended September 30, 2012 when compared to SG&A expenses of $1,650,357 during the fiscal year ended September 30, 2011. As a percentage of sales, SG&A expenses equaled 37.0% during fiscal 2012 compared to 32.7% during fiscal 2011 primarily due to the lower sales volume this year when compared to last year.

  Income from operations equaled $9,046 for the fiscal year ended September 30, 2012 compared to income from operations of $207,069 during the fiscal year ended September 30, 2011.  The decrease can primarily be attributed to the lower sales volume this year when compared to last year.

  Other income increased $19,699 to $28,173 for the fiscal year ended September 30, 2012 when compared to other income of $8,474 for the fiscal year ended September 30, 2011. The increase can be attributed to a $20,000 gain on the sale of a fixed asset.

  The Company recorded a benefit for income taxes of $38,582 for the fiscal year ended September 30, 2012 compared to a benefit for income taxes of $27,372 for the fiscal year ended September 30, 2011. The benefit for the current fiscal year can be attributed to a New York State qualified research expenses tax credit. Any provision for income tax expense was fully offset by a reversal of a portion of the Company's valuation allowance. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs.  The Company's primary source of liquidity has been funds provided by operations.

September 30
	2012	2011
Cash & cash equivalents	$1,023,017	$1,258,885
Working capital	$1,549,136	$1,658,110
Current ratio	5.10 to 1	3.59 to 1
Long-term debt	$0	$0

  Cash and cash equivalents decreased $235,868 to $1,023,017 at September 30, 2012 when compared to $1,258,885 at September 30, 2011.  The decrease was a result of $86,598 in net cash provided by operating activities, $192,398 in net cash used for capital expenditures, $129,273 in net cash used to pay a special cash dividend and $795 in net cash used to purchase treasury stock.

  The net decrease of $88,669 in accounts receivable at September 30, 2012, when compared to September 30, 2011, can be attributable to the lower shipments during the quarter ended September 30, 2012 when compared to the quarter ended September 30, 2011. Sales for the quarter ended September 30, 2012 equaled $968,356 compared to sales of $1,311,555 for the quarter ended September 30, 2011.

  The net decrease of $38,186 in inventories at September 30, 2012, when compared to September 30, 2011, can be attributable to the lower sales order backlog this year when compared to last year.

  The decrease of $103,210 in accounts payable at September 30, 2012, when compared to September 30, 2011, can primarily be attributed to timing and the lower inventories at September 30, 2012 when compared to September 30, 2011.

  The decrease of $78,245 in accrued compensated absences at September 30, 2012, when compared to September 30, 2011, can primarily be attributed to accrued vacation used or paid during the fiscal year ended September 30, 2012. Due to the lower sales volume, the Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation.

  The decrease of $52,346 in other current liabilities at September 30, 2012, when compared to September 30, 2011, can primarily be attributed the payment of a profit sharing contribution of $50,000 which was accrued at September 30, 2011.

  Capital expenditures consisted primarily of machinery and equipment.

  At September 30, 2012, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

Off-Balance Sheet Arrangements

   At September 30, 2012 and 2011, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

   None applicable.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
----------------------------------------------------------------------------------------------------------------------------------------

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2012 Annual Report and Form 10-K for the fiscal year ended September 30, 2012 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company has limited exposure to market risk as the Company has no long term debt as of September 30, 2012.  The Company's available line of credit is based on a factor of the prime rate; however, there are no outstanding borrowings under the line of credit.  The Company does not trade in derivative financial instruments.  Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year.  Investments are carried at cost which approximates market.  The Company's policy is to hold investments until maturity.  The Company's practice is to invest cash with financial institutions that have acceptable credit ratings.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2012.

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

		Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 12/1/12	Class

ROBERT R. ANDREWS (a)(b)(c)(d) Age 72 Director since 1992	Mr. Andrews is the Chairman of the Board and past President of Morse Manufacturing Co., Inc., East Syracuse, N.Y. which produces specialized material handling equipment and has served in that capacity since prior to 1985. He received a B.A degree from Arkansas University and has served as Vice President and a director of the Manufacturers' Association of Central New York, President of the Citizens Foundation, a Trustee of Dewitt Community Church, director of the Salvation Army and Chairman of the Business and Industry Council of Onondaga Community College. Mr. Andrews was elected Chairman of the Board of Directors of Microwave Filter Company, Inc. on November 17, 2004.	1,214	*

ANNE TINDALL (a)(b) Age 59 Director since 2012	Ms. Tindall is the founder and President of Employee Management Strategies, Inc. in Fayetteville, New York which provides a variety of comprehensive on and off-site professional and human resource-related services to employers. Ms. Tindall is a graduate of the State University College at Buffalo with a Bachelor of Arts in Human Development - Family and Community Relations, in addition to a number of human resource-related courses and seminars.	0

SIDNEY CHONG (a)(b)(c) Age 71 Director since 1995	Mr. Chong was a corporate accountant for Carrols Corp. in Syracuse prior to his retirement in January 2011. Prior to joining Carrols Corp., he was a Senior Accountant with Price Waterhouse and Co. in New York City. Mr. Chong has a Bachelor of Science degree in accounting from California State University.	1,000	*

CARL F. FAHRENKRUG, PE (a) Age 70 Director since 1984	Mr. Fahrenkrug was appointed President and Chief Executive Officer of MFC on October 7, 1992. He has also served as President and Chief Executive Officer of NSI since prior to 1986. He served as Vice President of Engineering at Microwave Systems, Inc., Syracuse, N.Y. from 1972-1976. Mr. Fahrenkrug has a B.S. and M.S. in Engineering and an MBA from Syracuse University.	72,298	2.8%

		Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 12/1/12	Class

ROBERT D. SHIROKI (c) Age 49 Director since 2012	Mr. Shiroki is a Certified Public Accountant in the State of New York and the owner of Shiroki Associates CPA's located in Fayetteville, New York, which specializes in small businesses and startups. Prior to joining Shiroki Associates, he was the controller for Hart Lyman Companies of East Syracuse, New York. Mr. Shiroki has a Bachelor of Science in Finance from SUNY Brockport and a Bachelor of Science in Accounting from Syracuse University.	88,482	3.4%

ROBERT D. ESSIG (a)(d) Age 67 Director since 2012	Mr. Essig is Of Counsel to the Law Firm of Costello, Cooney & Fearon, PLLC in Syracuse, New York. His primary areas of practice have been Commercial Law, Commercial Real Estate, Environmental Law, Municipal Law and Zoning Law. Mr. Essig graduated with honors from Fordham University School of Law, J.D., in June of 1975. Mr. Essig was admitted to the New York State Bar and the Federal District Court (NDNY) in 1976. Mr. Essig is a member of the New York State Bar Association, the American Bar Association and the Onondaga County Bar Association.	0

RICHARD L. JONES Age 64 Director since 2004	Mr. Jones was appointed a Director of Microwave Filter Company, Inc. on September 7, 2004. Mr. Jones has served as a Vice President and the Chief Financial Officer of Microwave Filter Company, Inc. since October 7, 1992. He has a Bachelor of Science degree in accounting from Syracuse University.	0

JOHN J. KENNEDY (a)(b)(d) Age 63 Director since 2009	Mr. Kennedy is the Senior Partner and Co-founder of Hawthorne Consulting Group, LLC, a continuous improvement consulting firm dedicated to the education and training of business owners, managers and their employees in the concepts of the Toyota Production System. Prior to that, Mr. Kennedy was a senior consultant with Seven Pines Consulting Group/Rutherford Associates. He has also held various management positions with Orion Bus Industries Ltd, General Motors Corp. and the Miller Brewing Company. He holds an MBA from Syracuse University and a BS degree from the University of Pennsylvania.	1,000	*

Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 12/1/12	Class

FRANK S. MARKOVICH (c)(d) Age 68 Director since 1992	Mr. Markovich is a consultant in the manufacturing operations and training field. Prior to that he was the Director of the Manufacturing Extension Partnership at UNIPEG Binghamton. He held various high level positions in operations, quality and product management in a 20 year career with BF Goodrich Aerospace, Simmonds Precision Engine Systems of Norwich, New York. He completed US Navy Electronics and Communications Schools and received an MBA from Syracuse University.	4,340	*

(a)Member of Executive Committee
(b)Member of Compensation Committee
(c)Member of Finance and Audit Committee
(d)Member of Nominating Committee

*  Denotes less than one percent of class.

The Directors listed above and executive officers as a group own 168,334 shares or approximately 6.5% of the outstanding common shares of the Company.

The Board of Directors of Microwave Filter Company, Inc.  has determined that  Mr.  Chong and Mr.  Shiroki, both members of the Audit Committee, are "audit committee financial experts" as defined by the SEC's regulations.

IDENTIFICATION OF EXECUTIVE OFFICERS
Name	Age	Position

Carl F. Fahrenkrug, Sr	70	President and Chief Executive Officer

Richard L. Jones	64	Vice President, Chief Financial
		Officer and Corporate Secretary

Paul W. Mears	53	Vice President of Engineering

Carl F. Fahrenkrug, Jr	44	Vice President of Manufacturing and Systems

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

ITEM 11.  EXECUTIVE COMPENSATION.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2013 Annual Meeting of Shareholders and is incorporated by reference herein.

PROFIT SHARING
-------------------------

  MFC has a profit sharing plan for all employees over the age of 21 with one year of service.  Annual contributions are determined by the Board of Directors and are made from current or accumulated net income.  Allocation of contributions to plan participants are based upon annual compensation.  Participants vest on the basis of 20% after 3 years of service, 40% at 4 years, 60% at 5 years, 80% at 6 years and 100% at 7 years.  MFC's contributions to the profit sharing plan were $0 and $50,000 for the years ended September 30, 2012 and 2011, respectively.

  MFC also has a voluntary 401-K plan.  Eligibility is the same as the Profit Sharing Plan.  Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2012.  The maximum corporate match was 6% of an employee's compensation during fiscal 2012.

  MFC's matching contributions to the 401-K plan for the years ended September 30, 2012 and 2011 amounted to $96,709 and $103,188, respectively.

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2013 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2013 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Dated:  December 20, 2012

  Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

|S| Robert R. Andrews	|S| Carl F. Fahrenkrug
-----------------------------	----------------------------
Robert R. Andrews	Carl F. Fahrenkrug
(Director)	(Director)

|S| Frank Markovich	|S| Richard L. Jones
--------------------------	--------------------------
Frank Markovich	Richard L. Jones
(Director)	(Director)

|S| Sidney Chong
----------------------
Sidney Chong
(Director)

Dated:  December 20, 2012

                    ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:	Page

Report of Independent Registered Public Accounting Firm ..................................	29
Consolidated Balance Sheets as of September 30, 2012 and 2011 ........................	30
Consolidated Statements of Operations for the Years
Ended September 30, 2012 and 2011 ................................................................	31
Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 2012 and 2011 ................................................................	32
Consolidated Statements of Cash Flows for the Years
Ended September 30, 2012 and 2011 ................................................................	33
Notes to Consolidated Financial Statements ..........................................................	34-41

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Microwave Filter Company, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc.  and Subsidiary as of September 30, 2012 and 2011, and the related  statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2012.  Microwave Filter  Company, Inc.'s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 20, 2012

Microwave Filter Company and Subsidiaries
Consolidated Balance Sheets

September 30,
Assets	2012	2011
---------
Current assets:
Cash and cash equivalents	$1,023,017	$1,258,885
Accounts receivable-trade, net of allowance for
doubtful accounts of $26,000 and $26,000	263,385	352,054
Federal and state income tax recoverable	0	24,828
Inventories, net of obsolete inventory reserve
of $408,340 and $392,703	529,075	567,261
Prepaid expenses and other current assets	111,342	94,114

Total current assets	1,926,819	2,297,142

Property, plant and equipment, net	672,525	617,818

Total Assets	$2,599,344	$2,914,960

Liabilities and Stockholders' Equity
----------------------------------------------
Current liabilities:
Accounts payable	$92,325	$195,535
Customer deposits	30,563	51,886
Accrued payroll and related expenses	51,289	57,514
Accrued compensated absences	172,198	250,443
Other current liabilities	31,308	83,654

Total current liabilities	377,683	639,032

Total liabilities	377,683	639,032

Stockholders' equity:
Common stock, $.10 par value. Authorized 5,000,000 shares
Issued 4,324,140 in 2012 and 2011, Outstanding
2,585,321 in 2012 and 2,586,227 in 2011	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	232,013	285,485

Common stock in treasury, at cost, 1,738,819
shares in 2012 and 1,737,913 shares in 2011	(1,691,472)	(1,690,677)

Total stockholders' equity	2,221,661	2,275,928

Total Liabilities and Stockholders' Equity	$2,599,344	$2,914,960

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Operations

For the Years Ended September 30
	2012	2011

Net sales	$4,458,819	$5,043,934

Cost of goods sold	2,801,385	3,186,508

Gross profit	1,657,434	1,857,426

Selling, general
and administrative expenses	1,648,388	1,650,357

Income from operations	9,046	207,069

Non-operating Income
Interest income	4,282	6,664
Miscellaneous	23,891	1,810

Income before income taxes	37,219	215,543

Benefit for income taxes	(38,582)	(27,372)

NET INCOME	$75,801	$242,915

Per share data:
Basic and Diluted Earnings
Per Common Share	$0.03	$0.09

Shares used in computing net
earnings per common share:
Basic and diluted	2,585,845	2,587,807

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2012 and 2011
-----------------------------------------------------------------

Additional	Total
Common Stock	Paid-in	Retained	Treasury Stock	Stockholders'
	Shares	Amt	Capital	Earnings	Shares	Amt	Equity

Balance
September 30, 2010	4,324,140	$432,414	$3,248,706	$430,504	1,732,654	$(1,686,056)	$2,425,568

Net income				242,915			242,915
Purchase of treasury stock					5,259	(4,621)	(4,621)
Cash dividend paid
($.15) per share				(387,934)			(387,934)

Balance
September 30, 2011	4,324,140	432,414	3,248,706	285,485	1,737,913	(1,690,677)	2,275,928

Net income				75,801			75,801
Purchase of treasury stock					906	(795)	(795)
Cash dividend paid
($.05) per share				(129,273)			(129,273)

Balance
September 30, 2012	4,324,140	$432,414	$3,248,706	$232,013	1,738,819	$(1,691,472)	$2,221,661

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
-------------------------------------------------------------------

For the Years Ended September 30
	2012	2011

Cash flows from operating activities:
Net income	$75,801	$242,915

Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
Depreciation	157,691	107,902
Gain on sale of fixed assets	(20,000)	0
Provision for doubtful accounts	0	8,390
Inventory obsolescence provision	15,637	(10,892)
Changes in assets and liabilities:
Accounts receivable-trade	88,669	63,222
Federal and state income tax recoverable	24,828	(27,372)
Inventories	22,549	(20,365)
Prepaid and other current assets	(17,228)	(1,697)
Accounts payable and customer deposits	(124,533)	46,127
Accrued payroll, compensated absences and
related expenses	(84,470)	9,970
Other current liabilities	(52,346)	47,823

Net cash provided by
operating activities	86,598	466,023

Cash flows from investing activities:
Capital expenditures	(212,398)	(281,302)
Proceeds from sale of fixed assets	20,000	0

Net cash used in
investing activities	(192,398)	(281,302)

Cash flows from financing activities:
Purchase of treasury stock	(795)	(4,621)
Cash dividend paid	(129,273)	(387,934)

Net cash used in
financing activities	(130,068)	(392,555)

Net decrease in cash and
cash equivalents	(235,868)	(207,834)

Cash and cash equivalents at
beginning of year	1,258,885	1,466,719

Cash and cash equivalents at end of year	$1,023,017	$1,258,885

Supplemental disclosures of cash flows:
Cash paid during the year for :
Interest	$0	$0
Income taxes	$0	$13,030

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

h.  Research and Development

  Costs in connection with research and development, which amount to $408,335 and $428,693 for the fiscal years 2012 and 2011, respectively, are charged to operations as incurred.

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

K.  Earnings Per Share

 The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e.  options) during the period after restatement for any stock dividends.  Income used in the EPS calculation is net income for each year. There were no dilutive potential shares outstanding for the years ended September 30, 2012 and 2011.

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

o.  Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances.  Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.  Warranty costs were approximately $7,000 and $5,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

p.  Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable.  Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value.  Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.  No impairments have been recorded for the fiscal years ended September 30, 2012 and 2011.

q.  New Accounting Pronouncements

  None applicable.

2.  INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

September 30
	2012	2011

Raw materials and stock parts	$455,000	$499,622
Work-in-process	13,554	14,056
Finished goods	60,521	53,583

	$529,075	$567,261

  The Company's reserve for obsolescence equaled $408,340 at September 30, 2012 and $392,703 at September 30, 2011.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

September 30,
	2012	2011

Land	$143,000	$143,000
Building and improvements	1,865,502	1,865,502
Machinery and equipment	3,407,157	3,295,490
Office equipment and fixtures	1,830,781	1,805,196

	7,246,440	7,109,188
Less: Accumulated depreciation	6,573,915	6,491,370

Property, plant and equipment, net	$672,525	$617,818

Depreciation expense	$157,691	$107,902

4.  CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable. The variable interest rate is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal.

5.  PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service.  Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2012.  The maximum corporate match was 6% of an employee's compensation during fiscal 2012.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2012 and 2011 were $96,709 and $103,188, respectively.  Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan.  These contributions were $0 and $50,000 in 2012 and 2011, respectively.

6.  OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2014.  Rental expense under these leases for the years ended September 30, 2012 and 2011 amounted to $9,290 and $9,290, respectively.

  Minimum rental commitments at September 30, 2012 for these leases are:

Year Ended	Lease
September 30,	Payments
----------------	------------
2013	$9,290
2014	1,490

$10,780

7.  INCOME TAXES

  The provision for income taxes consisted of the following:

	Year Ended September 30,
	2012	2011
Currently payable:
Federal	$0	$13,030
State	(38,582)	(40,402)
Deferred (credit)	0	0

	$(38,582)	$(27,372)

  The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2012 and 2011 as follows:

	Year ended September 30,
	2012		2011
	Amount	%	Amount	%
Statutory tax rate	$12,654	34.0%	$73,285	34.0%
State income tax net of:
Federal benefit	(25,464)	(68.4%)	(26,665)	(12.4%)
Research and experimentation
tax credits	(26,784)	(72.0%)	(27,865)	(12.9%)
Federal graduated
rate differential	0	0.0%	(10,152)	(4.7%)
Valuation allowance change	685	1.8%	(114,754)	(53.2%)
NOL true up	0	0.0%	78,577	36.5%
Permanent differences	327	0.9%	202	0.0%

	$(38,582)	(103.7%)	$(27,372)	(12.7%)

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2012	2011

Inventory	$144,338	$139,354
Accrued warranty	4,250	4,250
Accrued vacation	71,683	98,286
Accounts receivable	8,895	8,895
Valuation allowance	(229,166)	(250,785)

Net deferred tax assets
(liabilities) - current	$0	$0

Accelerated depreciation	$(55,691)	$(32,634)
Research and experimentation
tax credit carry forward	224,187	197,403
AMT credit carry forward	39,399	39,399
NOL carry forward	18,577	0
Valuation allowance	(226,472)	(204,168)

Net deferred tax assets
(liabilities) – noncurrent	$0	$0

Net deferred tax assets	$0	$0

  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes) the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets.  The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.  The research and experimentation tax credit carry forwards and NOL carry forwards expire in 2031.  At September 30, 2012, the Company's federal AMT credit can be carried forward indefinitely. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years September 30, 2010 through September 30, 2012.

8.  INDUSTRY SEGMENT DATA

  The Company's primary business segment involves the operations of Microwave Filter Company, Inc.  (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

9.  SIGNIFICANT CUSTOMERS

  Sales to one customer represented approximately 21% of total sales during fiscal 2012 compared to approximately 18% of total sales for the fiscal year ended September 30, 2011.

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