Form 10-Q
period 2012-12-31
MICROWAVE FILTER CO INC /NY/
filed 2013-02-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2012

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

Common Stock, $.10 Par Value -    2,585,321 shares as of February 1, 2013.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


      PART I. - FINANCIAL INFORMATION
Microwave Filter Company and Subsidiaries
 Consolidated Balance Sheets (unaudited)
                    December 31, 2012 and September 30, 2012

	December 31, 2012	September 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$860,596	$1,023,017
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	162,963	263,385
Inventories, net of obsolete inventory reserve
of $408,340 and $408,340	553,037	529,075
Prepaid expenses and other current assets	98,886	111,342

Total current assets	1,675,482	1,926,819

Property, plant and equipment, net	704,441	672,525

Total assets	$2,379,923	$2,599,344

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$114,810	$92,325
Customer deposits	40,204	30,563
Accrued payroll and related expenses	33,418	51,289
Accrued compensated absences	164,667	172,198
Other current liabilities	30,188	31,308

Total current liabilities	383,287	377,683

Total liabilities	383,287	377,683

Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2013 and 2012,
Outstanding 2,585,321 shares in 2013
and 2012	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	6,988	232,013

Common stock in treasury, at cost
1,738,819 shares in 2013 and 2012	(1,691,472)	(1,691,472)

Total stockholders' equity	1,996,636	2,221,661

Total liabilities and stockholders' equity	$2,379,923	$2,599,344


See Accompanying Notes to Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the Three Months Ended December 31, 2012 and 2011

	Three months ended
	December 31,
	2012	2011

Net sales	$771,244	$1,317,207

Cost of goods sold	568,044	813,995

Gross profit	203,200	503,212

Selling, general and administrative expenses	430,415	421,970

(Loss) income from operations	(227,215)	81,242

Other income (net)	2,190	21,575

(Loss) income before income taxes	(225,025)	102,817

Provision (benefit) for income taxes	0	0

NET (LOSS) INCOME	$(225,025)	$102,817

Per share data:

Basic and diluted (loss) earnings per share	$(0.09)	$0.04

Shares used in computing net (loss)
earnings per share:	2,585,321	2,586,227


See Accompanying Notes to Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For the Three Months Ended December 31, 2012 and 2011

	Three months ended
	December 31
	2012	2011

Cash flows from operating activities:

Net (loss) income	$(225,025)	$102,817

Adjustments to reconcile net (loss) income
to net cash provided by (used in)
operating activities:
Depreciation	41,337	37,583
Gain on sale of fixed assets	0	(20,000)

Change in assets and liabilities:
Accounts receivable	100,422	130,368
Federal and state income tax recoverable	0	25,402
Inventories	(23,962)	49,870
Prepaid expenses and other assets	12,456	12,247
Accounts payable and customer deposits	32,126	(37,811)
Accrued payroll, compensated absences
and related expenses	(25,402)	(39,691)
Other current liabilities	(1,120)	(51,899)

Net cash (used in) provided by
operating activities	(89,168)	208,886

Cash flows from investing activities:
Capital expenditures	(73,253)	(189,078)
Proceeds from sale of fixed assets	0	20,000

Net cash (used in) provided by
investing activities	(73,253)	(169,078)

Net (decrease) increase in cash
and cash equivalents	(162,421)	39,808

Cash and cash equivalents
at beginning of period	1,023,017	1,258,885

Cash and cash equivalents
at end of period	$860,596	$1,298,693

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$0	$15,000



See Accompanying Notes to Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  December 31, 2012

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2012.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

December 31, 2012	September 30, 2012

Raw materials and stock parts	$468,732	$455,000
Work-in-process	14,170	13,554
Finished goods	70,135	60,521

	$553,037	$529,075

  The Company's reserve for obsolescence equaled $408,340 at December 31, 2012 and September 30, 2012.


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

Note 7. Significant Customers

  Sales to one customer represented approximately 22% of total sales for the three months ended December 31, 2012 compared to 16% of total sales for the three months ended December 31, 2011.

Note 8. Recent Accounting Pronouncements

  None applicable.

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

Critical Accounting Policies

  The Company's consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 vs. THREE MONTHS ENDED DECEMBER 31, 2011.

The following table sets forth the Company's net sales by major product group for the three months ended December 31, 2012 and 2011.

	Quarter ended	Quarter ended
Product group	Dec. 31, 2012	Dec. 31, 2011
Microwave Filter (MFC):
RF/Microwave	$324,127	$525,932
Cable TV	183,390	433,447
Satellite	243,130	331,354
Broadcast TV	18,627	25,128
Niagara Scientific (NSI):	1,970	1,346

Total	$771,244	$1,317,207

Sales backlog at December 31	$325,852	$303,666

  Net sales for the three months ended December 31, 2012 equaled $771,244, a decrease of $545,963 or 41.4%, when compared to net sales of $1,317,207 for the three months ended December 31, 2011. The Company has been experiencing a slowdown in quote activity and orders which management attributes to the specific decrease in the economic activity in the military/aerospace sector and related national and international markets. It is believed that the documented general slowdown in business capital expenditures has exacerbated the turn down in MFC sales activity. Many of MFC products are utilized in capital projects such as new satellite communication systems and cable plant expansions. The Company is actively sourcing complimentary products to distribute to augment sales as well as additions to our traditional product lines.

  MFC’s RF/Microwave product sales decreased $201,805 or 38.4% to $324,127 for the three months ended December 31, 2012 when compared to RF/Microwave product sales of $525,932 during the same period last year. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 22% of total sales for the quarter ended December 31, 2012 compared to approximately 16% of total sales for the quarter ended December 31, 2011.

  MFC’s Cable TV product sales decreased $250,057 or 57.7% to $183,390 for the three months ended December 31, 2012 when compared to Cable TV product sales of $433,447 during the same period last year. Management has projected a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.


  MFC’s Satellite product sales decreased $88,224 or 26.6% to $243,130 for the three months ended December 31, 2012 when compared to Satellite product sales of $331,354 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes the decrease in sales to global economic conditions. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $6,501 or 25.9% to $18,627 for the three months ended December 31, 2011 when compared to sales of $25,128 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $325,852 at December 31, 2012 compared to sales order backlog of $303,666 at December 31, 2011. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December 31, 2012 is scheduled to ship by September 30, 2013.

  Gross profit for the three months ended December 31, 2012 equaled $203,200, a decrease of $300,012 or 59.6%, when compared to gross profit of $503,212 for the three months ended December 31, 2011. As a percentage of sales, gross profit decreased to 26.3% for the three months ended December 31, 2012 compared to 38.2% for the three months ended December 31, 2011.The decrease in gross profit can primarily be attributed to fixed manufacturing overhead costs and lower sales volume this year when compared to the same period last year.

  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2012 equaled $430,415, an increase of $8,445 or 2.0%, when compared to SGA expenses of $421,970 for the three months ended December 31, 2011. As a percentage of sales, SGA expenses increased to 55.8% for the three months ended December 31, 2012 when compared to 32.0% for the three months ended December 31, 2011 primarily due to the lower sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $227,215 for the three months ended December 31, 2012 compared to income from operations of $81,242 for the three months ended December 31, 2011. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income for the three months ended December 31, 2012 equaled $2,190, a decrease of $19,385, when compared to other income of $21,575 for the three months ended December 31, 2011. The decrease can be attributed to a $20,000 gain on the sale of a fixed asset during the quarter ended December 31, 2011.

  The provision (benefit) for income taxes equaled $0 for the three months ended December 31, 2012 and December 31, 2011. We have not recognized any provision for income taxes because taxable income was reduced by bonus tax basis depreciation and offset by a reduction in our deferred tax asset valuation reserve. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and as a result, a valuation allowance was established.


Off-Balance Sheet Arrangements

  At December 31, 2012 and 2011, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

	December 31, 2012	September 30, 2012

Cash & cash equivalents	$860,596	$1,023,017
Working capital	$1,292,195	$1,549,136
Current ratio	4.37 to 1	5.10 to 1
Long-term debt	$0	$0

  Cash and cash equivalents increased $162,421 to $860,596 at December 31, 2012 when compared to cash and cash equivalents of $1,023,017 at September 30, 2012. The decrease was a result of $89,168 in net cash used in operating activities and $73,253 in net cash used for capital expenditures.

  The net decrease in accounts receivable of $100,422 at December 31, 2012 when compared to September 30, 2012 can primarily be attributed to the lower shipments during the quarter ended December 31, 2012 when compared to the quarter ended September 30, 2012. Net sales for the quarter ended December 31, 2012 equaled $771,244 compared to net sales of $968,356 for the quarter ended September 30, 2012.

  The increase in inventories of $23,962 at December 31, 2012 when compared to September 30, 2012 can be attributed to the higher sales order backlog at December 31, 2012 when compared to September 30, 2012, our customer's scheduled delivery dates and the lower than expected sales volume during the quarter ended December 31, 2012. At December 31, 2012, the Company's total backlog of orders, which represents firm orders from customers, equaled $325,852 compared to $272,318 at September 30, 2012.

  The increase in accounts payable of $22,485 at December 31, 2012 when compared to September 30, 2012 can primarily be attributed to the higher inventories at December 31, 2012 when compared to September 30, 2012.

   At December 31, 2012, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2012 Annual Report and Form 10-K for the fiscal year ended September 30, 2012 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the three months ended December 31, 2012. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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


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

         None.

Item 6.  Exhibits

         a.  Exhibits

            31.1  Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

            31.2  Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

            32.1  Section 1350 Certification of Carl F. Fahrenkrug

            32.2  Section 1350 Certification of Richard L. Jones


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.

February 14, 2013             Carl F. Fahrenkrug
(Date)                              --------------------------
                                          Carl F. Fahrenkrug
                                          Chief Executive Officer

February 14, 2013               Richard L. Jones
(Date)                               --------------------------
                                            Richard L. Jones
                                           Chief Financial Officer
