Form 10-Q
period 2013-03-31
MICROWAVE FILTER CO INC /NY/
filed 2013-05-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2013

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

Common Stock, $.10 Par Value -    2,585,161 shares as of May 1, 2013.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


                        PART I. - FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2013	September 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$637,793	$1,023,017
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	152,757	263,385
Inventories, net	576,889	529,075
Prepaid expenses and other current assets	85,207	111,342

Total current assets	1,452,646	1,926,819

Property, plant and equipment, net	663,618	672,525

Total assets	$2,116,264	$2,599,344

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$145,731	$92,325
Customer deposits	29,537	30,563
Accrued payroll and related expenses	61,579	51,289
Accrued compensated absences	157,221	172,198
Other current liabilities	35,680	31,308

Total current liabilities	429,748	377,683

Total liabilities	429,748	377,683

Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2013 and 2012,
Outstanding 2,585,161 shares in 2013
and 2,586,227 in 2012	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings (deficit)	(303,012)	232,013

Common stock in treasury, at cost
1,738,979 shares in 2013 and 1,737,913
shares in 2012	(1,691,592)	(1,691,472)

Total stockholders' equity	1,686,516	2,221,661

Total liabilities and stockholders' equity	$2,116,264	$2,599,344


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$608,343	$1,025,920	$1,379,587	$2,343,127

Cost of goods sold	477,076	688,306	1,045,120	1,502,301

Gross profit	131,267	337,614	334,467	840,826

Selling, general and
administrative expenses	442,477	470,737	872,892	892,707

(Loss) income from operations	(311,210)	(133,123)	(538,425)	(51,881)

Other income (net)	1,210	3,071	3,400	24,646

(Loss) income
before income taxes	(310,000)	(130,052)	(535,025)	(27,235)

(Benefit) provision
for income taxes	0	0	0	0

Net (loss) income	$(310,000)	$(130,052)	$(535,025)	$(27,235)

Per share data:
Basic and diluted (loss)
earnings per share	$(0.12)	$(0.05)	$(0.21)	$(0.01)

Shares used in computing net
(loss) earnings per share:	2,585,252	2,586,227	2,585,287	2,586,227


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31
	2013	2012

Cash flows from operating activities:
Net loss	$(535,025)	$(27,235)

Adjustments to reconcile net (loss)
income to net cash provided by
used in) operating activities:
Depreciation	83,252	77,287
Gain on sale of fixed assets	0	(20,000)
Change in operating assets and liabilities:
Accounts receivable-trade	110,628	28,542
Federal and state income
tax recoverable	0	24,828
Inventories	(47,814)	107,348
Prepaid expenses and other assets	26,135	20,757
Accounts payable and customer
deposits	52,380	(116,778)
Accrued payroll and related expenses
and compensated absences	(4,687)	(38,906)
Other current liabilities	4,372	(38,735)

Net cash (used in) provided by
operating activities	(310,759)	17,108

Cash flows from investing activities:
Property, plant and equipment purchased	(74,345)	(189,078)
Proceeds from sale of fixed assets	0	20,000

Net cash used in investing activities	(74,345)	(169,078)

Cash flows from financing activities:
Purchase of treasury stock	(120)	0

Net cash used in financing activities	(120)	0

Decrease in cash and cash equivalents	(385,224)	(151,970)

Cash and cash equivalents
at beginning of period	1,023,017	1,258,885

Cash and cash equivalents
at end of period	$637,793	$1,106,915

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$0	$15,000



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  MARCH 31, 2013

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2012.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

March 31, 2013	September 30, 2012

Raw materials and stock parts	$488,687	$455,000
Work-in-process	15,288	13,554
Finished goods	72,914	60,521

	$576,889	$529,075

 The Company's reserve for obsolescence equaled $408,340 at March 31, 2013 and September 30, 2012.


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

Note 7. Significant Customers

  Sales to one customer represented approximately 14% of total sales for the six months ended March 31, 2013 compared to 19% of total sales for the six months ended March 31, 2012.

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

Critical Accounting Policies

  The Company's condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 vs. THREE MONTHS ENDED MARCH 31, 2012

The following table sets forth the Company's net sales by major product group for the three months ended March 31, 2013 and 2012.

Product group	Fiscal 2013	Fiscal 2012
Microwave Filter (MFC):
RF/Microwave	$191,279	$369,112
Satellite	279,622	370,976
Cable TV	97,192	247,622
Broadcast TV	38,089	35,822
Niagara Scientific (NSI):	2,161	2,388

Total	$608,343	$1,025,920

Sales backlog at March 31	$298,866	$612,412

  Net sales for the three months ended March 31, 2013 equaled $608,343, a decrease of $417,577 or 40.7%, when compared to net sales of $1,025,920 for the three months ended March 31, 2012. Net sales have been decreasing since the quarter ended July 31, 2012. It is difficult to determine precisely the cause of this systemic erosion in sales but it is conjectured that the fear engendered by the sequester of budgetary funds for the Defense Department has had a major impact on MFC’s economic environment. It should be remembered that substantial Defense cuts occurred during FY 2012 which have affected the whole communications market place as suppliers to the Defense industry have made the commercial market place more competitive as they have sought to redirect their sales efforts away from Defense. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the overall decline and demand across all market segments served by MFC. In order to mitigate the effects of this decline in demand for our products during this difficult period, management has adopted a plan of cost reduction, as well as, an accelerated development and acquisition of new products. This coupled with an increase in promotional activity for existing and new products will hopefully mitigate the systemic effects of the market place by allowing MFC to increase its market share by virtue of a plethora of products for a wider range of applications and for a larger customer segment.

  MFC’s RF/Microwave product sales decreased $177,833 or 48.2% to $191,279 for the three months ended March 31, 2013 when compared to RF/Microwave product sales of $369,112 during the same period last year. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 4% of total sales for the quarter ended March 31, 2013 compared to approximately 23% of total sales for the quarter ended March 31, 2012.

  MFC’s Satellite product sales decreased $91,354 or 24.6% to $279,622 for the three months ended March 31, 2013 when compared to Satellite product sales of $370,976 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $150,430 or 60.7% to $97,192 for the three months ended March 31, 2013 when compared to Cable TV product sales of $247,622 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales increased $2,267 to $38,089 for the three months ended March 31, 2013 when compared to sales of $35,822 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $298,866 at March 31, 2013 compared to sales order backlog of $612,412 at March 31, 2012. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at March 31, 2013 is scheduled to ship by September 30, 2013.
.
   Gross profit for the three months ended March 31, 2013 equaled $131,267, a decrease of $206,347 or 61.1%, when compared to gross profit of $337,614 for the three months ended March 31, 2012. The dollar decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 21.6% for the three months ended March 31, 2013 compared to 32.9% for the three months ended March 31, 2012. The decrease in gross profit as a percentage of sales can primarily be attributed to the lower sales volume this year providing a lower base to absorb fixed expenses.

  Selling, general and administrative (SGA) expenses for the three months ended March 31, 2013 equaled $442,477, a decrease of $28,620 or 6.0%, when compared to SGA expenses of $470,737 for the three months ended March 31, 2012. As a percentage of sales, SGA expenses increased to 72.7% for the three months ended March 31, 2013 when compared to 45.9% for the three months ended March 31, 2012 primarily due to the lower sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $311,210 for the three months ended March 31, 2013 compared to a loss from operations of $133,123 for the three months ended March 31, 2012. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  The (benefit) provision for income taxes equaled $0 for the three months ended March 31, 2013 and March 31, 2012. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


  SIX MONTHS ENDED MARCH 31, 2013 vs. SIX MONTHS ENDED MARCH 31, 2012

The following table sets forth the Company's net sales by major product group for the six months ended March 31, 2013 and 2012.

Product group	Fiscal 2013	Fiscal 2012
Microwave Filter (MFC):
RF/Microwave	$515,406	$895,044
Satellite	522,752	702,330
Cable TV	280,582	681,069
Broadcast TV	56,716	60,950
Niagara Scientific (NSI):	4,131	3,734

Total	$1,379,587	$2,343,127

Sales backlog at March 31	$298,866	$612,412

  Net sales for the six months ended March 31, 2013 equaled $1,379,587, a decrease of $963,540 or 41.1%, when compared to net sales of $2,343,127 for the six months ended March 31, 2012. Net sales have been decreasing since the quarter ended July 31, 2012. It is difficult to determine precisely the cause of this systemic erosion in sales but it is conjectured that the fear engendered by the sequester of budgetary funds for the Defense Department has had a major impact on MFC’s economic environment. It should be remembered that substantial Defense cuts occurred during FY 2012 which have affected the whole communications market place as suppliers to the Defense industry have made the commercial market place more competitive as they have sought to redirect their sales efforts away from Defense. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the overall decline and demand across all market segments served by MFC. In order to mitigate the effects of this decline in demand for our products during this difficult period, management has adopted a plan of cost reduction, as well as, an accelerated development and acquisition of new products. This coupled with an increase in promotional activity for existing and new products will hopefully mitigate the systemic effects of the market place by allowing MFC to increase its market share by virtue of a plethora of products for a wider range of applications and for a larger customer segment.

  MFC’s RF/Microwave product sales decreased $379,638 or 42.4% to $515,406 for the six months ended March 31, 2013 when compared to RF/Microwave product sales of $895,044 during the same period last year.  MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 14% of total sales for the six months ended March 31, 2013 compared to approximately 19% of total sales for the six months ended March 31, 2012.

   MFC’s Satellite product sales decreased $179,578 or 25.6% to $522,752 for the six months ended March 31, 2013 when compared to satellite product sales of $702,330 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $400,487 or 58.8% to $280,582 for the six months ended March 31, 2013 when compared to Cable TV product sales of $681,069 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $4,234 or 6.9% to $56,716 for the six months ended March 31, 2013 when compared to sales of $60,950 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  Gross profit for the six months ended March 31, 2013 equaled $334,467, a decrease of $506,359 or 60.2%, when compared to gross profit of $840,826 for the six months ended March 31, 2012. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled to 24.2% for the six months ended March 31, 2013 compared to 35.9% for the six months ended March 31, 2012. The decrease in gross profit as a percentage of sales can primarily be attributed to the lower sales volume this year providing a lower base to absorb fixed expenses.

  SG&A expenses for the six months ended March 31, 2013 equaled $872,892, a decrease of $19,815 or 2.2%, when compared to SG&A expenses of $892,707 for the six months ended March 31, 2012. As a percentage of sales, SGA expenses increased to 63.3% for the six months ended March 31, 2013 compared to 38.1% for the six months ended March 31, 2012 primarily due to the lower sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $538,425 for the six months ended March 31, 2013 compared to a loss from operations of $51,881 for the six months ended March 31, 2012. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income for the six months ended March 31, 2013 equaled $3,400, a decrease of $21,246 when compared to other income of $24,646 for the six months ended March 31, 2012. The decrease can be attributed to a $20,000 gain on the sale of a fixed asset last year.

  The (benefit) provision for income taxes equaled $0 for the six months ended March 31, 2013 and March 31, 2012. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


Off-Balance Sheet Arrangements

  At March 31, 2013 and 2012, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

	March 31, 2013	September 30, 2012

Cash & cash equivalents	$637,793	$1,023,017
Working capital	$1,022,898	$1,549,136
Current ratio	3.38 to 1	5.10 to 1
Long-term debt	$0	$0

  Cash and cash equivalents decreased $385,224 to $637,793 at March 31, 2013 when compared to cash and cash equivalents of $1,023,017 at September 30, 2012. The decrease was a result of $310,759 in net cash used in operating activities, $74,345 in net cash used for capital expenditures and $120 used to purchase treasury stock.

  The decrease in accounts receivable of $110,628 at March 31, 2013 when compared to September 30, 2012 can primarily be attributed to the decrease in sales for the month ended March 31, 2013 when compared to the month ended September 30, 2012.

  The increase in inventories of $47,814 at March 31, 2013 when compared to September 30, 2012 can be attributed to the addition of new products, prior purchase commitments and lower than expected sales orders.

  The increase in accounts payable of $53,406 at March 31, 2013 when compared to September 30, 2012 can be attributed to approximately $28,000 worth of product catalogs received and mailed to customers towards the end of March and the increase in inventories.

  At March 31, 2013, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the six months ended March 31, 2013. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

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

  May 14, 2013                Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

  May 14, 2013                 Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
