Form 10-Q
period 2013-06-30
MICROWAVE FILTER CO INC /NY/
filed 2013-08-13
CIK 716688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.
For  the quarterly period ended June  30, 2013
Commission file number 0-10976

MICROWAVE FILTER COMPANY, INC.
(Exact name of registrant as specified in its charter.)

New York	16-0928443
(State of Incorporation)	(I.R.S. Employer Identification Number)

6743 Kinne Street, East Syracuse, N.Y.	13057
(Address of Principal Executive Offices)	(Zip Code)
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
YES ____  NO__X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value -    2,585,086 shares as of August 1, 2013.


MICROWAVE FILTER COMPANY, INC.
Form 10-Q


                        PART I. - FINANCIAL INFORMATION
Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2013	September 30, 2012

Assets
Current Assets:
Cash and cash equivalents	$409,697	$1,023,017
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	228,249	263,385
Inventories, net	593,006	529,075
Prepaid expenses and other current assets	86,736	111,342

Total current assets	1,317,688	1,926,819

Property, plant and equipment, net	621,703	672,525

Total assets	$1,939,391	$2,599,344

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$84,926	$92,325
Customer deposits	29,707	30,563
Accrued payroll and related expenses	42,373	51,289
Accrued compensated absences	117,568	172,198
Other current liabilities	28,865	31,308

Total current liabilities	303,439	377,683

Total liabilities	303,439	377,683

Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2013 and 2012,
Outstanding 2,585,086 shares in 2013
and 2,585,321 in 2012	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings (deficit)	(353,552)	232,013

Common stock in treasury, at cost
1,739,054 shares in 2013 and 1,738,819
shares in 2012	(1,691,616)	(1,691,472)

Total stockholders' equity	1,635,952	2,221,661

Total liabilities and stockholders' equity	$1,939,391	$2,599,344


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$705,148	$1,147,336	$2,084,735	$3,490,463

Cost of goods sold	439,440	713,193	1,484,560	2,215,494

Gross profit	265,708	434,143	600,175	1,274,969

Selling, general and
administrative expenses	317,827	381,294	1,190,719	1,274,001

(Loss) income from operations	(52,119)	52,849	(590,544)	968

Other income (net)	1,579	2,027	4,979	26,673

(Loss) income
before income taxes	(50,540)	54,876	(585,565)	27,641

(Benefit) provision
for income taxes	0	(38,582)	0	(38,582)

Net (loss) income	$(50,540)	$93,458	$(585,565)	$66,223

Net (Loss) Income Per Common Share
Basic and diluted earnings per share	$(0.02)	$0.04	$(0.23)	$0.03

Weighted Average Common Shares
Outstanding
Shares used in computing net
(loss) earnings per share:	2,585,156	2,585,569	2,585,243	2,586,008


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(585,565)	$66,223

Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities:
Depreciation	125,167	117,172
Gain on sale of fixed assets	0	(20,000)
Change in operating assets and liabilities:
Accounts receivable-trade	35,136	38,096
Federal and state income
tax recoverable	0	(13,754)
Inventories	(63,931)	69,231
Prepaid expenses and other assets	24,606	421
Accounts payable and customer
deposits	(8,255)	(118,972)
Accrued payroll and related expenses
and compensated absences	(63,546)	(65,091)
Other current liabilities	(2,443)	(52,740)

Net cash (used in) provided by
operating activities	(538,831)	20,586

Cash flows from investing activities:
Property, plant and equipment purchased	(74,345)	(198,225)
Proceeds from sale of fixed assets	0	20,000

Net cash used in investing activities	(74,345)	(178,225)

Cash flows from financing activities:
Purchase of treasury stock	(144)	(663)

Net cash used in financing activities	(144)	(663)

Decrease in cash and cash equivalents	(613,320)	(158,302)

Cash and cash equivalents
at beginning of period	1,023,017	1,258,885

Cash and cash equivalents
at end of period	$409,697	$1,100,583

Supplemental Schedule of Cash Flow Information:
Income taxes paid	$0	$15,000



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  JUNE  30, 2013

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June  30, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2013. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2012.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.
   Inventories net of reserve for obsolescence consisted of the following:

	June 30, 2013	September 30, 2012

Raw materials and stock parts	$502,276	$455,000
Work-in-process	16,011	13,554
Finished goods	74,719	60,521

	$593,006	$529,075

 The Company's reserve for obsolescence equaled $373,171 at June  30, 2013 and $408,340 at September 30, 2012. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired. The decrease of $35,169 in inventory reserve at June 30, 2013 can be attributed to the sale of inventory that had been reserved.

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

   The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers
  Sales to one customer represented approximately 17% of total sales for the nine months ended June  30, 2013 compared to approximately 20% of total sales for the nine months ended June  30, 2012.


Note 8. Subsequent Event

 On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed.

 The Company has secured this Note by: (a) a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing which creates a 1st lien on real property situated in the Town of Dewitt, County of Onondaga, and State of New York and known as 6743 Kinne Street, East Syracuse, New York; (b) a General Assignment of Rents and Leases; (c) an Environmental Compliance and Indemnification; and (d) such other security as may now or hereafter b e given to Lender as collateral for the loan.

Note 9. Recent Accounting Pronouncements
  None applicable.

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


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE  30, 2013 vs. THREE MONTHS ENDED JUNE  30, 2012
The following table sets forth the Company's net sales by major product group  for the three months ended June  30, 2013 and 2012.

Product group	Fiscal 2013	Fiscal 2012
Microwave Filter (MFC):
RF/Microwave	$243,621	$412,104
Satellite	245,303	326,759
Cable TV	152,314	370,369
Broadcast TV	62,528	37,394
Niagara Scientific (NSI):	1,382	710

Total	$705,148	$1,147,336

Sales backlog at June 30	$262,690	$394,680

  Net sales for the three months ended June  30, 2013 equaled $705,148 a decrease of $442,188 or 38.5%, when compared to net sales of $1,147,336 for the three months ended June  30, 2012. Net sales have been decreasing since the quarter ended June  30, 2012. It is difficult to determine precisely the cause of this systemic erosion in sales but it is conjectured that the fear engendered by the sequester of budgetary funds for the Defense Department has had a major impact on MFC’s economic environment. It should be remembered that substantial Defense cuts occurred during FY 2012 which have affected the whole communications market place as suppliers to the Defense industry have made the commercial market place more competitive as they have sought to redirect their sales efforts away from Defense. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the overall decline and demand across all market segments served by MFC. In order to mitigate the effects of this decline in demand for our products during this difficult period, management has adopted a plan of cost reduction, as well as, an accelerated development and acquisition of new products. This coupled with an increase in promotional activity for existing and new products will hopefully mitigate the systemic effects of the market place by allowing MFC to increase its market share by virtue of a plethora of products for a wider range of applications and for a larger customer segment.
 MFC’s RF/Microwave product sales decreased $168,483 or 40.9% to $243,621 for the three months ended June 30, 2013 when compared to RF/Microwave product sales of $412,104 during the same period last year.  MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 22% of total sales for both the three months ended June 30, 2013 and June 30, 2012.


   MFC’s Satellite product sales decreased $81,456 or 24.9% to $245,303 for the three months ended June  30, 2013 when compared to Satellite product sales of $326,759 during the same period last year. The decrease can be attributed to a decrease in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.
   MFC’s Cable TV product sales decreased $218,055 or 58.9% to $152,314 for the three months ended June  30, 2013 when compared to Cable TV product sales of $370,369 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the decline in sales.

  MFC’s Broadcast TV/Wireless Cable product sales increased $25,134 to $62,528 for the three months ended June  30, 2013 when compared to sales of $37,394 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.
   MFC's sales order backlog equaled $262,690 at June  30, 2013 compared to sales order backlog of $394,680 at June  30, 2012. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 73% of the total sales order backlog at June  30, 2013 is scheduled to ship by September 30, 2013.
.
   Gross profit for the three months ended June  30, 2013 equaled $265,708, a decrease of $168,435 or 38.8%, when compared to gross profit of $434,143 for the three months ended June  30, 2012. The dollar decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 37.7% for the three months ended June  30, 2013 compared to 37.8% for the three months ended June  30, 2012.
  Selling, general and administrative (SGA) expenses for the three months ended June  30, 2013 equaled $317,827, a decrease of $63,467 or 16.6%, when compared to SGA expenses of $381,294 for the three months ended June  30, 2012. The decrease can primarily be attributed to lower payroll and payroll related expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses increased to 45.1% for the three months ended June  30, 2013 when compared to 33.2% for the three months ended June  30, 2012 primarily due to the lower sales volume this year when compared to the same period last year.
  The Company recorded a loss from operations of $52,119 for the three months ended June  30, 2013 compared to  income from operations of $52,849 for the three months ended June  30, 2012. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.


   The (benefit) provision for income taxes equaled $0 for the three months ended June  30, 2013 and June  30, 2012. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

   NINE MONTHS ENDED JUNE  30, 2013 vs. NINE MONTHS ENDED JUNE  30, 2012
The following table sets forth the Company's net sales by major product group for the nine months ended June  30, 2013 and 2012.

Product group	Fiscal 2013	Fiscal 2012
Microwave Filter (MFC):
RF/Microwave	$759,027	$1,307,148
Satellite	768,055	1,029,089
Cable TV	432,896	1,051,438
Broadcast TV	119,244	98,344
Niagara Scientific (NSI):	5,513	4,444

Total	$2,084,735	$3,490,463

Sales backlog at June 30	$262,690	$394,680

  Net sales for the nine months ended June  30, 2013 equaled $2,084,735, a decrease of $1,405,728 or 40.3%, when compared to net sales of $3,490,463 for the nine months ended June  30, 2012. Net sales have been decreasing since the quarter ended June  30, 2012. It is difficult to determine precisely the cause of this systemic erosion in sales but it is conjectured that the fear engendered by the sequester of budgetary funds for the Defense Department has had a major impact on MFC’s economic environment. It should be remembered that substantial Defense cuts occurred during FY 2012 which have affected the whole communications market place as suppliers to the Defense industry have made the commercial market place more competitive as they have sought to redirect their sales efforts away from Defense. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the overall decline and demand across all market segments served by MFC. In order to mitigate the effects of this decline in demand for our products during this difficult period, management has adopted a plan of cost reduction, as well as, an accelerated development and acquisition of new products. This coupled with an increase in promotional activity for existing and new products will hopefully mitigate the systemic effects of the market place by allowing MFC to increase its market share by virtue of a plethora of products for a wider range of applications and for a larger customer segment.


  MFC’s RF/Microwave product sales decreased $548,121 or 41.9% to $759,027 for the nine months ended June  30, 2013 when compared to RF/Microwave product sales of $1,307,148 during the same period last year.  MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 17% of total sales for the nine months ended June  30, 2013 compared to approximately 20% of total sales for the nine months ended June  30, 2012.
   MFC’s Satellite product sales decreased $261,034 or 25.4% to $768,055 for the nine months ended June  30, 2013 when compared to satellite product sales of $1,029,089 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.
  MFC’s Cable TV product sales decreased $618,542 or 58.8% to $432,896 for the nine months ended June  30, 2013 when compared to Cable TV product sales of $1,051,438 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the decline in sales.
  MFC’s Broadcast TV/Wireless Cable product sales increased $20,900 or 21.3% to $119,244 for the nine months ended June  30, 2013 when compared to sales of $98,344 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  Gross profit for the nine months ended June  30, 2013 equaled $600,175, a decrease of $674,794 or 52.9%, when compared to gross profit of $1,274,969 for the nine months ended June  30, 2012. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled to 28.8% for the nine months ended June  30, 2013 compared to 36.5% for the nine months ended June  30, 2012. The decrease in gross profit as a percentage of sales can primarily be attributed to the lower sales volume this year providing a lower base to absorb fixed expenses.

  SG&A expenses for the nine months ended June  30, 2013 equaled $1,190,719 a decrease of $83,282 or 6.5%, when compared to SG&A expenses of $1,274,001 for the nine months ended June  30, 2012. As a percentage of sales, SGA expenses increased to 57.1% for the nine months ended June  30, 2013 compared to 36.5% for the nine months ended June  30, 2012 primarily due to the lower sales volume this year when compared to the same period last year.


   The Company recorded a loss from operations of $590,544 for the nine months ended June  30, 2013 compared to income from operations of $968 for the nine months ended June  30, 2012. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.
  Other income for the nine months ended June  30, 2013 equaled $4,979, a decrease of $21,694 when compared to other income of $26,673 for the nine months ended June  30, 2012. The decrease can be attributed to a $20,000 gain on the sale of a fixed asset last year.
  The (benefit) provision for income taxes equaled $0 for the nine months ended June  30, 2013 and June  30, 2012. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

  At June  30, 2013 and 2012, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

	June 30, 2013	September 30, 2012

Cash & cash equivalents	$409,697	$1,023,017
Working capital	$1,014,249	$1,549,136
Current ratio	4.34 to 1	5.10 to 1
Long-term debt	$0	$0

  Cash and cash equivalents decreased $613,320 to $409,697 at June  30, 2013 when compared to cash and cash equivalents of $1,023,017 at September 30, 2012. The decrease was a result of $538,831 in net cash used in operating activities primarily due to the net loss, $74,345 in net cash used for capital expenditures and $144 used to purchase treasury stock.
  The decrease in accounts receivable of $35,136 at June  30, 2013 when compared to September 30, 2012 can primarily be attributed to the decrease in sales for the month ended June  30, 2013 when compared to the month ended September 30, 2012.
  The increase in inventories of $63,931 at June  30, 2013 when compared to September 30, 2012 can be attributed to the addition of new products, prior purchase commitments and lower than expected sales orders.
  The decrease in accrued compensated absences of $54,630 at June  30, 2013 when compared to September 30, 2012 can be attributed to accrued vacation used during the nine months ended June 30, 2013. Due to the lower sales volume, the Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation.
  At June  30, 2013, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.
   On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed.
   Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  There has been no significant change in our exposures to market risk during the nine months ended June  30, 2013. For a detailed discussion of market risk, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk.


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


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

         None.

Item 6.  Exhibits

         a.  Exhibits

            31.1  Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

            31.2  Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

            32.1  Section 1350 Certification of Carl F. Fahrenkrug

            32.2  Section 1350 Certification of Richard L. Jones


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.

   August  13, 2013           Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

   August  13, 2013            Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
