Form 10-K
period 2013-09-30
MICROWAVE FILTER CO INC /NY/
filed 2013-12-19
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
_X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended__________September 30, 2013__________________________

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,691,814 .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at November 14, 2013:  2,585,086

DOCUMENTS INCORPORATED BY REFERENCE

  Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
-------------------------------------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2013 Annual Report and Form 10-K for the fiscal year ended September 30, 2013 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

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

MARKETS

Microwave Filter Company, Inc.  (MFC)

  Cable Television (CATV) -  The CATV marketplace has changed due to the transition from analog to digital television.  Digital Television (DTV) is  a type of broadcasting technology that has transformed television viewing.  DTV enables broadcasters to offer television with movie-quality picture and sound.  It also offers greater multicasting and interactive capabilities.  DTV is a more flexible and spectrum efficient technology than the NTSC "analog" broadcast system.  Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp "high definition" (HDTV) program or multiple "standard definition" DTV programs simultaneously using the RF spectrum more efficiently.  Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one digital channel depends on the level of picture detail, also known as "resolution." DTV can provide interactive video and data services that are not possible with "analog" technology.  Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves.  Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.).  Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television.  Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required.  The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.  The demand for these filters is unknown at this time but is expected to decline.

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

WORLD TRADE

  Management believes that world marketing is a route to substantial expansion of sales for MFC.  Significant efforts have been made over the last few years to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions. Despite these efforts, the Company's international sales decreased $146,028 or 27% to $393,737 for the fiscal year ended September 30, 2013 when compared to international sales of $539,765 during the fiscal year ended September 30, 2012.  The decrease can be attributed to economic conditions.

SUPPLIERS

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

SEASONAL FLUCTUATIONS

  There are no significant seasonal fluctuations in the Company's business.

GOVERNMENT CONTRACTS

  The Company is not dependent in any material respect on government contracts.

SIGNIFICANT CUSTOMERS

  Sales to one customer represented approximately 14% of total sales during fiscal 2013 compared to approximately 21% of total sales for the fiscal year ended September 30, 2012.

EXPORT CONTROLS

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

BACKLOG

  At September 30, 2013, the Company's total backlog of orders, which represents firm orders from customers, was $160,344 compared to $272,138 at September 30, 2012.  The total Company backlog at September 30, 2013 is scheduled to ship during fiscal 2014. The Company has been experiencing a slowdown in orders which management attributes to the specific decrease in the economic activity in the military/aerospace sector and related international markets. However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES

  At September 30, 2013, the Company employed 40 full-time and 2 part-time employees.

RESEARCH AND DEVELOPMENT

  The Company maintains and expects to continue to maintain an active research and development program.  The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets.  Costs in connection with research and development were $311,935 and $408,335 for the fiscal years 2013 and 2012, respectively.  Research and development costs are charged to operations as incurred.

COMPETITION

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

Fiscal 2013	High	Low

Oct. 1, 2012 to Dec. 31, 2012	$1.00	$0.60
Jan. 1, 2013 to Mar. 31, 2013	0.95	0.66
Apr. 1, 2013 to June 30, 2013	0.75	0.30
July 1, 2013 to Sept. 30, 2013	0.49	0.32

Fiscal 2012	High	Low

Oct. 1, 2011 to Dec. 31, 2011	$1.05	$0.63
Jan. 1, 2012 to Mar. 31, 2012	1.10	0.75
Apr. 1, 2012 to June 30, 2012	1.25	0.83
July 1, 2012 to Sept. 30, 2012	1.05	0.85

  The Company had approximately 570 holders of record of its common stock at September 30, 2013.

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

Five Year Summary of Financial Data

	2013		2012	2011	2010	2009
Net Sales	$2,872,491		$4,458,819	$5,043,934	$4,691,522	$4,610,313
Net (Loss) Income	$(551,473)		$75,801	$242,915	$146,291	$81,507
Total Assets	$2,424,430		$2,599,344	$2,914,960	$2,963,224	$2,833,345
Equity	$1,670,044		$2,221,661	$2,275,928	$2,425,568	$2,280,684
Long Term Debt	$452,771		$0	$0	$0	$0
Basic Earnings (Loss)
Per Share	$(0.21)		$0.03	$0.09	$0.06	$0.03
Diluted Earnings (Loss)
Per Share	$(0.21)		$0.03	$0.09	$0.06	$0.03
Shares Used In Computing Net
Earnings (Loss) Per Share:
Basic	2,585,204		2,585,845	2,587,807	2,592,723	2,612,152
Diluted	2,585,204		2,585,845	2,587,807	2,592,723	2,612,152
Cash ($) Dividends Paid Per
Share	$0		$0.05	$0.15	$0	$0

Net income (loss) as a percentage of:	2013		2012	2011	2010	2009
Net Sales	(19.20%	)	1.70%	4.80%	3.10%	1.80%
Assets	(22.75%	)	2.90%	8.30%	4.90%	2.90%
Equity	(33.02%	)	3.40%	10.70%	6.00%	3.60%

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

RESULTS OF OPERATIONS

  The following table sets forth the Company's net sales by major product group for each of the fiscal years in the two year period ended September 30, 2013.

Product group (in thousands)	Fiscal 2013	Fiscal 2012

Microwave Filter:
RF/Microwave	$975	$1,712
Satellite	1,070	1,335
Cable TV	593	1,281
Broadcast TV	227	124
Niagara Scientific	7	7
Total	$2,872	$4,459

Sales backlog at 9/30	$160	$272

Fiscal 2013 compared to fiscal 2012

  Consolidated net sales for the fiscal year ended September 30, 2013 equaled $2,872,491, a decrease of $1,586,328 or 35.6%, when compared to consolidated net sales of $4,458,819 during the fiscal year ended September 30, 2012.   Net sales have been decreasing since the quarter ended June 30, 2012. It is difficult to determine precisely the cause of this systemic erosion in sales but it is conjectured that the fear engendered by the sequester of budgetary funds for the Defense Department has had a major impact on MFC’s economic environment. It should be remembered that substantial Defense cuts occurred during FY 2012 which have affected the whole communications market place as suppliers to the Defense industry have made the commercial market place more competitive as they have sought to redirect their sales efforts away from Defense. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the overall decline and demand across all market segments served by MFC. In order to mitigate the effects of this decline in demand for our products during this difficult period, management has adopted a plan of cost reduction, as well as, an accelerated development and acquisition of new products. This coupled with an increase in promotional activity for existing and new products will hopefully mitigate the systemic effects of the market place by allowing MFC to increase its market share by virtue of a plethora of products for a wider range of applications and for a larger customer segment.

  MFC's RF/Microwave product sales decreased $737,112 or 43.1% to $974,484 during the fiscal year ended September 30, 2013 when compared to sales of $1,711,596 during the fiscal year ended September 30, 2012.  MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets.  The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular.  MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. The Company is also actively sourcing complimentary products to distribute to augment sales. Sales to one OEM customer represented approximately 14% of total sales for the fiscal year ended September 30, 2013 compared to approximately 21% of total sales for the fiscal year ended September 30, 2012.

  MFC's Satellite product sales decreased $265,380 or 19.9% to $1,069,987 during the fiscal year ended September 30, 2013 when compared to sales of $1,335,367 during the fiscal year ended September 30, 2013.  The decrease can be attributed to a decrease in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.  Although current economic conditions have impacted sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Cable TV product sales decreased $688,210 or 53.7% to $593,335 during the fiscal year ended September 30, 2013 when compared to Cable TV product sales of $1,281,545 during the fiscal year ended September 30, 2012. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the decline in sales.

  MFC's Broadcast TV product sales increased $103,604 or 83.7% to $227,342 for the fiscal year ended September 30, 2013 when compared to sales of $123,738 for the fiscal year ended September 30, 2012.  These products are primarily sold to system integrators for rural communities.

   At September 30, 2013, the Company's total backlog of orders, which represents firm orders from customers, equaled $160,344 compared to $272,138 at September 30, 2012.  The total Company backlog at September 30, 2013 is scheduled to ship during fiscal 2014.  The Company has been experiencing a slowdown in orders which management attributes to the specific decrease in the economic activity in the military/aerospace sector and related international markets. However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

     Gross profit decreased $720,735 or 43.5% to $936,699 during the fiscal year ended September 30, 2013 when compared to gross profit of $1,657,434 during the fiscal year ended September 30, 2012. As a percentage of sales, gross profit equaled 32.6% during the fiscal year ended September 30, 2013 compared to 37.2% during the fiscal year ended September 30, 2012.The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a smaller base to absorb overhead expenses.

  Selling, general and administrative (SG&A) expenses decreased $122,266 or 7.4% to $1,526,122 during the fiscal year ended September 30, 2013 when compared to SG&A expenses of $1,648,388 during the fiscal year ended September 30, 2012.  The decrease can primarily be attributed to lower payroll and payroll related expenses. Due to the lower sales volume, the Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation. As a percentage of sales, SG&A expenses increased to 53.1% during fiscal 2013 compared to 37.0% during fiscal 2012 primarily due to the lower sales volume this year when compared to the same period last year.

   The Company recorded a loss from operations of $589,423 for the fiscal year ended September 30, 2013 compared to income from operations of $9,046 during the fiscal year ended September 30, 2012.  The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year.

  Other income decreased $27,308 to $865 for the fiscal year ended September 30, 2013 when compared to other income of $28,173 for the fiscal year ended September 30, 2012. The decrease can be attributed to a $20,000 gain on the sale of a fixed asset last year and interest expense of $5,590 during fiscal 2013.

  The Company recorded a benefit for income taxes of $37,085 for the fiscal year ended September 30, 2013 compared to a benefit for income taxes of $38,582 for the fiscal year ended September 30, 2012. The benefit for the current fiscal year can be attributed to a New York State qualified research expenses tax credit. Any provision for income tax expense was fully offset by a reversal of a portion of the Company's valuation allowance. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs.  The Company's primary source of liquidity has been funds provided by operations.

	September 30
	2013	2012
Cash & cash equivalents	$939,959	$1,023,017
Working capital	$1,542,065	$1,549,136
Current ratio	6.11 to 1	5.10 to 1
Long-term debt	$452,771	$0

   Cash and cash equivalents decreased $83,058 to $939,959 at September 30, 2013 when compared to $1,023,017 at September 30, 2012. The decrease was a result of $502,037 in net cash used in operating activities primarily due to the net loss, $74,345 in net cash used for capital expenditures and $493,324 in net cash provided by financing activities.

 The net decrease of $62,222 in accounts receivable at September 30, 2013, when compared to September 30, 2012, can be attributable to the lower shipments during the quarter ended September 30, 2013 when compared to the quarter ended September 30, 2012. Sales for the quarter ended September 30, 2013 equaled $787,756 compared to sales of $968,356 for the quarter ended September 30, 2012.

  The net increase of $37,425 in inventories at September 30, 2013, when compared to September 30, 2011, can be attributable to the addition of new products and lower than expected sales orders.

  The decrease of $77,926 in accrued compensated absences at September 30, 2013, when compared to September 30, 2012, can primarily be attributed to accrued vacation used or paid during the fiscal year ended September 30, 2013. Due to the lower sales volume, the Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation.

  On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2013 and 2012 was $493,468 and $0, respectively.

  The Company has secured this Note by: (a) a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing which creates a 1st lien on real property situated in the Town of Dewitt, County of Onondaga, and State of New York and known as 6743 Kinne Street, East Syracuse, New York; (b) a General Assignment of Rents and Leases; (c) an Environmental Compliance and Indemnification; and (d) such other security as may now or hereafter be given to Lender as collateral for the loan.

  At September 30, 2013, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  Management believes that its working capital requirements for the foreseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

Off-Balance Sheet Arrangements

   At September 30, 2013 and 2012, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2013 Annual Report and Form 10-K for the fiscal year ended September 30, 2013 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   As a “smaller reporting company”, we are not required to provide information required by this item.

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

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2013.

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

		Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 11/14/13	Class

ROBERT R. ANDREWS

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

		1,214	*
(a)(b)(c)(d)
Age 73
Director since 1992

ANNE TINDALL	Ms. Tindall is the founder and President of Employee Management Strategies, Inc. in Fayetteville, New York which provides a variety of comprehensive on and off-site professional and human resource-related services to employers. Ms. Tindall is a graduate of the State University College at Buffalo with a Bachelor of Arts in Human Development - Family and Community Relations, in addition to a number of human resource-related courses and seminars.	0
(a)(b)(d)
Age 60
Director since 2012

SIDNEY CHONG	Mr. Chong was a corporate accountant for Carrols Corp. in Syracuse prior to his retirement in January 2011. Prior to joining Carrols Corp., he was a Senior Accountant with Price Waterhouse and Co. in New York City. Mr. Chong has a Bachelor of Science degree in accounting from California State University.	1,000	*
(a)(b)(c)
Age 72
Director since 1995

CARL F. FAHRENKRUG, PE	Mr. Fahrenkrug was appointed President and Chief Executive Officer of MFC on October 7, 1992. He has also served as President and Chief Executive Officer of NSI since prior to 1986. He served as Vice President of Engineering at Microwave Systems, Inc., Syracuse, N.Y. from 1972-1976. Mr. Fahrenkrug has a B.S. and M.S. in Engineering and an MBA from Syracuse University.	72,298	2.80%
(a)
Age 71
Director since 1984

ROBERT D. SHIROKI	Mr. Shiroki is a Certified Public Accountant in the State of New York and the owner of Shiroki Associates CPA's located in Fayetteville, New York, which specializes in small businesses and startups. Prior to joining Shiroki Associates, he was the controller for Hart Lyman Companies of East Syracuse, New York. Mr. Shiroki has a Bachelor of Science in Finance from SUNY Brockport and a Bachelor of Science in Accounting from Syracuse University.	88,482	3.4%
(b)(c)(d)
Age 50
Director since 2012

ROBERT D. ESSIG	Mr. Essig is Of Counsel to the Law Firm of Costello, Cooney & Fearon, PLLC in Syracuse, New York. His primary areas of practice have been Commercial Law, Commercial Real Estate, Environmental Law, Municipal Law and Zoning Law. Mr. Essig graduated with honors from Fordham University School of Law, J.D., in June of 1975. Mr. Essig was admitted to the New York State Bar and the Federal District Court (NDNY) in 1976. Mr. Essig is a member of the New York State Bar Association, the American Bar Association and the Onondaga County Bar Association.	0
(a)(d)
Age 68
Director since 2012

RICHARD L. JONES	Mr. Jones was appointed a Director of Microwave Filter Company, Inc. on September 7, 2004. Mr. Jones has served as a Vice President and the Chief Financial Officer of Microwave Filter Company, Inc. since October 7, 1992. He has a Bachelor of Science degree in accounting from Syracuse University.	0
Age 65
Director since 2004

JOHN J. KENNEDY	Mr. Kennedy is the Senior Partner and Co-founder of Hawthorne Consulting Group, LLC, a continuous improvement consulting firm dedicated to the education and training of business owners, managers and their employees in the concepts of the Toyota Production System. Prior to that, Mr. Kennedy was a senior consultant with Seven Pines Consulting Group/Rutherford Associates. He has also held various management positions with Orion Bus Industries Ltd, General Motors Corp. and the Miller Brewing Company. He holds an MBA from Syracuse University and a BS degree from the University of Pennsylvania.	1,000	*
(a)(b)(d)
Age 64
Director since 2009

FRANK S. MARKOVICH	Mr. Markovich is a consultant in the manufacturing operations and training field. Prior to that he was the Director of the Manufacturing Extension Partnership at UNIPEG Binghamton. He held various high level positions in operations, quality and product management in a 20 year career with BF Goodrich Aerospace, Simmonds Precision Engine Systems of Norwich, New York. He completed US Navy Electronics and Communications Schools and received an MBA from Syracuse University.	4,340	*
(c)(d)
Age 69
Director since 1992

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

IDENTIFICATION OF EXECUTIVE OFFICERS

Name	Age	Position

Carl F. Fahrenkrug, Sr	71	President and Chief Executive Officer

Richard L. Jones	65	Vice President, Chief Financial
		Officer and Corporate Secretary

Paul W. Mears	54	Vice President of Engineering

Carl F. Fahrenkrug, Jr	45	Vice President of Manufacturing and Systems

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

ITEM 11.  EXECUTIVE COMPENSATION.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2014 Annual Meeting of Shareholders and is incorporated by reference herein.

PROFIT SHARING

  MFC has a profit sharing plan for all employees over the age of 21 with one year of service.  Annual contributions are determined by the Board of Directors and are made from current or accumulated net income.  Allocation of contributions to plan participants are based upon annual compensation.  Participants vest on the basis of 20% after 3 years of service, 40% at 4 years, 60% at 5 years, 80% at 6 years and 100% at 7 years.  MFC's contributions to the profit sharing plan were $0 for the years ended September 30, 2013 and 2012.

  MFC also has a voluntary 401-K plan.  Eligibility is the same as the Profit Sharing Plan.  Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2013.  The maximum corporate match was 6% of an employee's compensation during fiscal 2013.

  MFC's matching contributions to the 401-K plan for the years ended September 30, 2013 and 2012 amounted to $80,074 and $96,709, respectively.

COMPENSATION OF DIRECTORS

  Non-officer directors currently receive fees of $250.00 per board and committee meetings.  MFC also reimburses directors for reasonable expenses incurred in attending meetings.  The Chairman of the Board receives $400.00 per board and committee meetings.  Officer members receive no compensation for their attendance at meetings.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2014 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2014 Annual Meeting of Shareholders and is incorporated by reference herein.

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

Dated:  December 19, 2013

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

|S| Sidney Chong
----------------------
Sidney Chong
(Director)

Dated:  December 19, 2013

ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              AND FINANCIAL STATEMENT SCHEDULE

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:	Page

Report of Independent Registered Public Accounting Firm ..................................	24
Consolidated Balance Sheets as of September 30, 2013 and 2012 ........................	25
Consolidated Statements of Operations for the Years
Ended September 30, 2013 and 2012 ................................................................	27
Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 2013 and 2012 ................................................................	28
Consolidated Statements of Cash Flows for the Years
Ended September 30, 2013 and 2012 ................................................................	29
Notes to Consolidated Financial Statements ..........................................................	31-37

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Microwave Filter Company, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2013.  Microwave Filter  Company, Inc.'s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 19, 2013

Microwave Filter Company and Subsidiaries
Consolidated Balance Sheets

	September 30,
Assets	2013	2012
---------
Current assets:
Cash and cash equivalents	$939,959	$1,023,017
Accounts receivable-trade, net of allowance for
doubtful accounts of $26,000 and $26,000	201,163	263,385
Federal and state income tax recoverable	37,085	0
Inventories, net of obsolete inventory reserve
of $400,664 and $408,340	566,500	529,075
Prepaid expenses and other current assets	98,973	111,342

Total current assets	1,843,680	1,926,819

Property, plant and equipment, net	580,750	672,525

Total Assets	$2,424,430	$2,599,344

Liabilities and Stockholders' Equity
----------------------------------------------
Current liabilities:
Accounts payable	$68,632	$92,325
Customer deposits	16,362	30,563
Accrued payroll and related expenses	46,453	51,289
Accrued compensated absences	94,272	172,198
Notes Payable - Short Term	40,697	0
Other current liabilities	35,199	31,308

Total current liabilities	301,615	377,683

Notes Payable - Long Term	452,771	0
Total other liabilities	452,771	0

Total liabilities	754,386	377,683

Stockholders' equity:
Common stock, $.10 par value. Authorized 5,000,000 shares
Issued 4,324,140 in 2013 and 2012, Outstanding
2,585,086 in 2013 and 2,585,321 in 2012	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	(319,460)	232,013

Common stock in treasury, at cost, 1,739,054
shares in 2013 and 1,738,819 shares in 2012	(1,691,616)	(1,691,472)

Total stockholders' equity	1,670,044	2,221,661

Total Liabilities and Stockholders' Equity	$2,424,430	$2,599,344

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended September 30
	2013	2012

Net sales	$2,872,491	$4,458,819
Cost of goods sold	1,935,792	2,801,385

Gross profit	936,699	1,657,434
Selling, general
and administrative expenses	1,526,122	1,648,388

(Loss) income from operations	(589,423)	9,046

Non-operating Income (Expense)
Interest income	1,826	4,282
Interest expense	(5,590)	0
Miscellaneous	4,629	23,891

(Loss) Income before income taxes	(588,558)	37,219

Benefit for income taxes	(37,085)	(38,582)

NET (LOSS) INCOME	$(551,473)	$75,801

Per share data:
Basic and Diluted Earnings (Loss)
Per Common Share	$(0.21)	$0.03

Shares used in computing net
earnings (loss) per common share:
Basic and diluted	2,585,204	2,585,845

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2013 and 2012
-----------------------------------------------------------------

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amt	Capital	Earnings	Shares	Amt	Equity

Balance
September 30, 2011	4,324,140	$432,414	$3,248,706	$285,485	1,737,913	$(1,690,677)	$2,275,928

Net income				75,801			75,801
Purchase of treasury stock					906	(795)	(795)
Cash dividend paid
($.05) per share				(129,273)			(129,273)

Balance
September 30, 2012	4,324,140	432,414	3,248,706	232,013	1,738,819	(1,691,472)	2,221,661

Net loss				(551,473)			(551,473)
Purchase of treasury stock					235	(144)	(144)

Balance
September 30, 2013	4,324,140	$432,414	$3,248,706	$(319,460)	1,739,054	$(1,691,616)	$1,670,044

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
-------------------------------------------------------------------

	For the Years Ended September 30

	2013	2012

Cash flows from operating activities:
Net (loss) income	$(551,473)	$75,801
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
Depreciation	166,120	157,691
Gain on sale of fixed assets	0	(20,000)
Inventory obsolescence provision	(7,675)	15,637
Changes in assets and liabilities:
Accounts receivable-trade	62,222	88,669
Federal and state income tax recoverable	(37,085)	24,828
Inventories	(29,750)	22,549
Prepaid and other current assets	12,369	(17,228)
Accounts payable and customer deposits	(37,894)	(124,533)
Accrued payroll, compensated absences and
related expenses	(82,762)	(84,470)
Other current liabilities	3,891	(52,346)

Net cash (used in) provided by
operating activities	(502,037)	86,598

Cash flows from investing activities:
Capital expenditures	(74,345)	(212,398)
Proceeds from sale of fixed assets	0	20,000
Net cash used in
investing activities	(74,345)	(192,398)

Cash flows from financing activities:
Proceeds from note payable	493,468	0
Purchase of treasury stock	(144)	(795)
Cash dividend paid	(0)	(129,273)

Net cash provided by (used in)
financing activities	493,324	(130,068)

Net decrease in cash and
cash equivalents	(83,058)	(235,868)

Cash and cash equivalents at
beginning of year	1,023,017	1,258,885

Cash and cash equivalents at end of year	$939,959	$1,023,017

Supplemental disclosures of cash flows:
Cash paid during the year for :
Interest	$3,862	$0
Income taxes	$0	$0

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

h.  Research and Development

  Costs in connection with research and development, which amount to $311,935 and $408,335 for the fiscal years 2013 and 2012, respectively, are charged to operations as incurred.

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

K.  Earnings Per Share

 The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e.  options) during the period after restatement for any stock dividends.  Income (loss) used in the EPS calculation is net income (loss) for each year. There were no dilutive potential shares outstanding for the years ended September 30, 2013 and 2012.

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

o.  Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances.  Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.  Warranty costs were approximately $8,500 and $7,000 for the fiscal years ended September 30, 2013 and 2012, respectively.

p.  Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable.  Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value.  Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.  No impairments have been recorded for the fiscal years ended September 30, 2013 and 2012.

q.  New Accounting Pronouncements

  None applicable.

2.  INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

	September 30
	2013	2012

Raw materials and stock parts	$432,871	$455,000
Work-in-process	24,137	13,554
Finished goods	109,492	60,521

	$566,500	$529,075

  The Company's reserve for obsolescence equaled $400,664 at September 30, 2013 and $408,340 at September 30, 2012.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30
	2013	2012

Land	$143,000	$143,000
Building and improvements	1,894,052	1,865,502
Machinery and equipment	3,414,342	3,407,157
Office equipment and fixtures	1,869,391	1,830,781

	7,320,785	7,246,440
Less: Accumulated depreciation	6,740,035	6,573,915

Property, plant and equipment, net	$580,750	$672,525

Depreciation expense	$166,120	$157,691

4.  CREDIT FACILITIES

 The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable. The variable interest rate is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal.

5. NOTES PAYABLE

    On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2013 and 2012 was $493,468 and $0, respectively. Interest accrued as of September 30, 2013 and 2012 was $1,727 and $0, respectively.

 The Company has secured this Note by: (a) a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing which creates a 1st lien on real property situated in the Town of Dewitt, County of Onondaga, and State of New York and known as 6743 Kinne Street, East Syracuse, New York; (b) a General Assignment of Rents and Leases; (c) an Environmental Compliance and Indemnification; and (d) such other security as may now or hereafter be given to Lender as collateral for the loan.

6.  PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service.  Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2012.  The maximum corporate match was 6% of an employee's compensation during fiscal 2013.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2013 and 2012 were $80,074 and $96,709, respectively.  Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan.  These contributions were $0 in 2013 and 2012.

7.  OBLIGATIONS UNDER OPERATING LEASES

  The Company leases equipment under operating lease agreements expiring at various dates through September 30, 2014.  Rental expense under these leases for the years ended September 30, 2013 and 2012 amounted to $9,290 and $9,290, respectively.

  Minimum rental commitments at September 30, 2013 for these leases are:

Year Ended	Lease
September 30,	Payments
2014	1,490

$1,490

8.  INCOME TAXES

  The provision for income taxes consisted of the following:

	Year Ended September 30,
	2013	2012
Currently payable:
Federal	$0	$0
State	(37,085)	(38,582)
Deferred (credit)	0	0

	$(37,085)	$(38,582)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2013 and 2012 as follows:

	Year ended September 30,
	2013		2012
	Amount	%	Amount	%
Statutory tax rate	$(200,110)	(34.0%)	$12,654	34.0%
State income tax net of:
Federal benefit	(24,476)	(4.2%)	(25,464)	(68.4%)
Research and experimentation
tax credits	(20,276)	(3.4%)	(26,784)	(72%)
Valuation allowance change	207,449	35.2%	685	1.8%
Permanent differences	328	0.1%	327	0.9%

	$(37,085)	(6.3%)	$(38,582)	(103.7%)

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2013	2012

Inventory	$150,236	$144,338
Accrued warranty	4,250	4,250
Accrued vacation	51,988	71,683
Accounts receivable	8,895	8,895
Valuation allowance	(215,369)	(229,166)

Net deferred tax assets
(liabilities) - current	$0	$0

Accelerated depreciation	$(83,245)	$(55,691)
Research and experimentation
tax credit carry forward	244,463	224,187
AMT credit carry forward	39,399	39,399
NOL carry forward	247,101	18,577
Valuation allowance	(447,718)	(226,472)

Net deferred tax assets
(liabilities) – noncurrent	$0	$0

Net deferred tax assets	$0	$0

As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes) the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets.  The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.  The research and experimentation tax credit carry forwards and NOL carry forwards expire in 2032.  At September 30, 2013, the Company's federal AMT credit can be carried forward indefinitely. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years September 30, 2011 through September 30, 2013.    The Company has no uncertain tax positions.  As of September 30, 2013 and 2012 there is no accrual for interest or penalties related to uncertain tax positions.

9.  INDUSTRY SEGMENT DATA

  The Company's primary business segment involves the operations of Microwave Filter Company, Inc.  (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

10.  SIGNIFICANT CUSTOMERS

  Sales to one customer represented approximately 14% of total sales during fiscal 2013 compared to approximately 21% of total sales for the fiscal year ended September 30, 2012.

11.  LEGAL MATTERS

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