Form 10-K/A
period 2013-09-30
MICROWAVE FILTER CO INC /NY/
filed 2013-12-19
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO 1

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

EXPLANATORY NOTE

Microwave Filter Company, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s Annual Report on Form 10-K for the period ended September 30, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on December 19, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. In our original filing, the attached XBRL files did not meet the SEC naming requirements.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. For convenience, the entire Form 10-K, as amended, is being refiled.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

EXHIBIT INDEX

Exhibit No.	Description

3.1	"MFC Certificate of Corporation, as amended."	*

3.2	MFC Amended and Restated Bylaws.	*

31.1	Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

31.2	Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1	Section 1350 Certification of Carl F. Fahrenkrug

32.2	Section 1350 Certification of Richard L. Jones

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*  Previously filed

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.