Form 10-Q
period 2013-12-31
MICROWAVE FILTER CO INC /NY/
filed 2014-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For  the quarterly period ended December 31, 2013

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

Common Stock, $.10 Par Value -    2,584,522 shares as of January 31, 2014.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


PART I. - FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2013	September 30, 2013

Assets
Current Assets:
Cash and cash equivalents	$945,313	$939,959
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	147,247	201,163
Federal and state income tax recoverable	0	37,085
Inventories, net	556,606	566,500
Prepaid expenses and other current assets	123,167	98,973

Total current assets	1,772,333	1,843,680

Property, plant and equipment, net	550,409	580,750

Total assets	$2,322,742	$2,424,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$118,594	$68,632
Customer deposits	42,421	16,362
Accrued payroll and related expenses	47,180	46,453
Accrued compensated absences	97,270	94,272
Notes payable - short term	41,162	40,697
Other current liabilities	35,674	35,199

Total current liabilities	382,301	301,615

Notes payable -long term	442,291	452,771
Total other liabilities	442,291	452,771

Total liabilities	824,592	754,386


Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares,
Issued 4,324,140 shares in 2014 and 2013,
Outstanding 2,585,086 shares in 2014 and 2013	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(491,354)	(319,460)

Common stock in treasury, at cost
1,739,054 shares in 2014 and 2013	(1,691,616)	(1,691,616)

Total stockholders' equity	1,498,150	1,670,044

Total liabilities and stockholders' equity	$2,322,742	$2,424,430


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	December 31,
	2013	2012

Net sales	$655,447	$771,244

Cost of goods sold	456,913	568,044

Gross profit	198,534	203,200

Selling, general and
administrative expenses	366,547	430,415

Loss from operations	(168,013)	(227,215)

Other income (expense), net	(3,881)	2,190

Loss before income taxes	(171,894)	(225,025)

(Benefit) provision
for income taxes	0	0

Net loss	$(171,894)	$(225,025)

Net Loss Per Common Share
Basic and diluted earnings per share	$(0.07)	$(0.09)

Weighted Average Common Shares
Outstanding
Shares used in computing net
(loss) earnings per share:	2,585,086	2,585,321


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31
	2013	2012

Cash flows from operating activities:
Net loss	$(171,894)	$(225,025)

Adjustments to reconcile net loss
to net cash provided by
(used in) operating activities:
Depreciation	32,702	41,337
Change in operating assets and liabilities:
Accounts receivable-trade	53,916	100,422
Federal and state income
tax recoverable	37,085	0
Inventories	9,894	(23,962)
Prepaid expenses and other assets	(24,194)	12,456
Accounts payable and customer
deposits	76,021	32,126
Accrued payroll and related expenses
and compensated absences	3,725	(25,402)
Other current liabilities	475	(1,120)

Net cash provided by (used in)
operating activities	17,730	(89,168)

Cash flows from investing activities:
Property, plant and equipment purchased	(2,361)	(73,253)

Net cash used in investing activities	(2,361)	(73,253)

Cash flows from financing activities:
Repayment of note payable	(10,015)	0

Net cash used in financing activities	(10,015)	0


Increase (decrease) in cash and
cash equivalents	5,354	(162,421)

Cash and cash equivalents
at beginning of period	939,959	1,023,017

Cash and cash equivalents
at end of period	$945,313	$860,596

Supplemental Schedule of Cash Flow Information:
Interest	$5,575	$0



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   December 31, 2013

Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2013.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

	December 31, 2013	September 30, 2013

Raw materials and stock parts	$416,567	$432,871
Work-in-process	26,589	24,137
Finished goods	113,450	109,492

	$556,606	$566,500

 The Company's reserve for obsolescence equaled $400,664 at December 31, 2013 and $400,664 at September 30, 2013. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.


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

Note 7. Significant Customers

  Sales to one customer represented approximately 10% of total sales for the three months ended December 31, 2013 compared to approximately 22% of total sales for the three months ended December 31, 2012.


Note 8.   Notes  Payable

  On July 2, 2013, Microwave Filter Company, Inc. (the "Company") entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 ("Maturity"). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of December 31, 2013 and 2012 was $483,453 and $0, respectively. Interest accrued as of December 31, 2013 and 2012 was $1,749 and $0, respectively.

  The Company has secured this Note by: (a) a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing which creates a 1 st lien on real property situated in the Town of Dewitt, County of Onondaga, and State of New York and known as 6743 Kinne Street, East Syracuse, New York; (b) a General Assignment of Rents and Leases; (c) an Environmental Compliance and Indemnification; and (d) such other security as may now or hereafter be given to Lender as collateral for the loan.

Note 9.  Credit  Facilities

  The Company has unused aggregate lines of credit totaling $750,000 collateralized by inventory, equipment and accounts receivable. The variable interest rate is the "prime rate" as published each business day in the "Money Rates" column of the Wall Street Journal.

Note 10. Recent Accounting Pronouncements

  None applicable.


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

Critical Accounting Policies

  The Company's condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED December 31, 2013 vs. THREE MONTHS ENDED December 31, 2012

The following table sets forth the Company's net sales by major product group  for the three months ended December 31, 2013 and 2012.

Product group	Fiscal 2014	Fiscal 2013
Microwave Filter (MFC):
RF/Microwave	$241,349	$324,127
Satellite	305,626	243,130
Cable TV	84,685	183,390
Broadcast TV	21,582	18,627
Niagara Scientific (NSI):	2,205	1,970

Total	$655,447	$771,244

Sales backlog at December 31	$1,331,100	$352,852

  Net sales for the three months ended December 31, 2013 equaled $655,447 a decrease of $115,797 or 15%, when compared to net sales of $771,244 for the three months ended December 31, 2012. Net sales have been decreasing since the quarter ended June  30, 2012. It is difficult to determine precisely the cause of this systemic erosion in sales but it is conjectured that the fear engendered by the sequester of budgetary funds for the Defense Department has had a major impact on MFC's economic environment. It should be remembered that substantial Defense cuts occurred during FY 2012 which have affected the whole communications market place as suppliers to the Defense industry have made the commercial market place more competitive as they have sought to redirect their sales efforts away from Defense. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the overall decline and demand across all market segments served by MFC. In order to mitigate the effects of this decline in demand for our products during this difficult period, management has adopted a plan of cost reduction, as well as, an accelerated development and acquisition of new products. This coupled with an increase in promotional activity for existing and new products will hopefully mitigate the systemic effects of the market place by allowing MFC to increase its market share by virtue of a plethora of products for a wider range of applications and for a larger customer segment. The Company did receive a $1,157,072 order from a large OEM during the quarter ended December 31, 2013 with shipments beginning in February 2014 and ending in December 2014. Management is hopeful that this order will be part of a sustained increase in sales orders.


  MFC's RF/Microwave product sales decreased $82,778 or 25.5% to $241,349 for the three months ended December 31, 2013 when compared to RF/Microwave product sales of $324,127 during the same period last year.  MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 10% of total sales for both the three months ended December 31, 2013 and approximately 22% of total sales for the three months ended December 31, 2012.

  MFC's Satellite product sales increased $62,496 or 25.7% to $305,626 for the three months ended December 31, 2013 when compared to Satellite product sales of $243,130 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC's Cable TV product sales decreased $98,705 or 53.9% to $84,685 for the three months ended December 31, 2013 when compared to Cable TV product sales of $183,390 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from non-defense oriented companies (such as Cable Television companies) has also contributed to the decline in sales.

  MFC's Broadcast TV/Wireless Cable product sales increased $2,955 to $21,582 for the three months ended December 31, 2013 when compared to sales of $18,627 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $1,331,100 at December 31, 2013 compared to sales order backlog of $352,852 at December 31, 2012. The increase can primarily be attributed to a large OEM order received during the quarter ended December 31, 2013. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 78% of the total sales order backlog at December 31, 2013 is scheduled to ship by September 30, 2014.
.
  Gross profit for the three months ended December 31, 2013 equaled $198,534, a decrease of $4,666 or 2.3%, when compared to gross profit of $203,200 for the three months ended December 31, 2012. The dollar decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 30.3% for the three months ended December 31, 2013 compared to 26.3% for the three months ended December 31, 2012. The improvement in gross profit as a percentage of sales can primarily be attributed to lower material costs due to product sales mix.


  Selling, general and administrative (SGA) expenses for the three months ended December 31, 2013 equaled $366,547, a decrease of $63,868 or 14.8%, when compared to SGA expenses of $430,415 for the three months ended December 31, 2012. The decrease can primarily be attributed to lower payroll and payroll related expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses equaled 55.9% for the three months ended December 31, 2013 compared to 55.8% for the three months ended December 31, 2012.

  The Company recorded a loss from operations of $168,013 for the three months ended December 31, 2013 compared to a loss from operations of $227,215 for the three months ended December 31, 2012. The improvement can primarily be attributed to the lower SGA expenses this year when compared to the same period last year.

  Other income (expense) was an expense of $3,881 for the three months ended December 31, 2013 compared to income of $2,190 for the for the three months ended December 31, 2012 primarily due to interest expense of $5,598 for the three months ended December 31, 2013 and $0 for the same period last year.

  The (benefit) provision for income taxes equaled $0 for the three months ended December 31, 2013 and December 31, 2012. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

  At December 31, 2013 and 2012, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

	December 31, 2013	September 30, 2013

Cash & cash equivalents	$945,313	$939,959
Working capital	$1,390,032	$1,542,065
Current ratio	4.64 to 1	6.11 to 1
Long-term debt	$442,291	$452,771

  Cash and cash equivalents increased $5,354 to $945,313 at  December 31, 2013 when compared to cash and cash equivalents of $939,959 at September 30, 2013. The increase was a result of $17,730 in net cash provided by operating activities, $2,361 in net cash used for capital expenditures and $10,015 in net cash used for repayment of a note payable.  The increase of $17,730 in net cash provided by operating activities can primarily be attributed to favorable changes in operating assets and liabilities.

  The decreases in accounts receivable of $53,916 and the federal and state income tax recoverable of $37,085 at December 31, 2013 when compared to September 30, 2013 can be attributed to timely collections. The increase in accounts payable of $49,962 at December 31, 2013 when compared to September 30, 2013 can be attributed to the timing of purchases and payments to vendors.

  At December 31, 2013, the Company had unused aggregate lines of credit totaling $750,000 collateralized by all inventory, equipment and accounts receivable.

  On July 2, 2013, Microwave Filter Company, Inc. (the "Company") entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 ("Maturity"). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed.

  Despite the losses incurred during Fiscal 2013 and the first quarter of Fiscal 2014, management believes that its working capital requirements for the forseeable future will be met by its existing cash balances, future cash flows from operations and its current credit arrangements. The Company has seen a significant increase in backlog due to a substantial order received during the quarter ended December 31, 2013.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" we are not required to provide information required by this item.

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

                               MICROWAVE FILTER COMPANY, INC.

   February  13, 2014         Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

   February  13, 2014          Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
