Form 10-Q
period 2014-03-31
MICROWAVE FILTER CO INC /NY/
filed 2014-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For  the quarterly period ended March  31, 2014

Commission file number 0-10976

MICROWAVE FILTER COMPANY, INC.

(Exact name of registrant as specified in its charter.)

New York	16-0928443
(State of Incorporation)	(I.R.S. Employer Identification Number)

6743 Kinne Street, East Syracuse, N.Y.	13057
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock, $.10 Par Value -    2,584,522 shares as of May 1, 2014.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


PART I. - FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2014	September 30, 2013

Assets
Current Assets:
Cash and cash equivalents	$896,907	$939,959
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	245,868	201,163
Federal and state income tax recoverable	0	37,085
Inventories, net	565,634	566,500
Prepaid expenses and other current assets	112,250	98,973

Total current assets	1,820,659	1,843,680

Property, plant and equipment, net	518,725	580,750

Total assets	$2,339,384	$2,424,430

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$96,086	$68,632
Customer deposits	45,489	16,362
Accrued payroll and related expenses	78,949	46,453
Accrued compensated absences	94,815	94,272
Notes payable - short term	41,627	40,697
Other current liabilities	35,215	35,199

Total current liabilities	392,181	301,615

Notes payable - long term	431,638	452,771
Total other liabilities	431,638	452,771

Total liabilities	823,819	754,386


Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2014 and 2013,
Outstanding 2,584,522 shares in 2014
and 2,585,086 in 2013	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(473,629)	(319,460)

Common stock in treasury, at cost
1,739,618 shares in 2014 and 1,739,054
shares in 2013	(1,691,926)	(1,691,616)

Total stockholders' equity	1,515,565	1,670,044

Total liabilities and stockholders' equity	$2,339,384	$2,424,430


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net sales	$946,975	$608,343	$1,602,422	$1,379,587

Cost of goods sold	567,856	477,076	1,024,769	1,045,120

Gross profit	379,119	131,267	577,653	334,467

Selling, general and
administrative expenses	359,162	442,477	725,709	872,892

Income (loss) from operations	19,957	(311,210)	(148,056)	(538,425)

Other income (expense), net	(2,232)	1,210	(6,113)	3,400

Income (loss)
before income taxes	17,725	(310,000)	(154,169)	(535,025)

Provision (benefit)
for income taxes	0	0	0	0

Net income (loss)	$17,725	$(310,000)	$(154,169)	$(535,025)

Per share data:
Basic and diluted earnings (loss)
per common share	$0.01	$(0.12)	$(0.06)	$(0.21)

Shares used in computing net
earnings (loss) per common share:
Basic and diluted	2,584,691	2,585,252	2,584,891	2,585,287


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31
	2014	2013

Cash flows from operating activities:
Net loss	$(154,169)	$(535,025)

Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities:
Depreciation	65,515	83,252
Change in operating assets and liabilities:
Accounts receivable-trade	(44,705)	110,628
Federal and state income
tax recoverable	37,085	0
Inventories	866	(47,814)
Prepaid expenses and other assets	(13,277)	26,135
Accounts payable and customer
deposits	56,581	52,380
Accrued payroll and related expenses
and compensated absences	33,039	(4,687)
Other current liabilities	16	4,372

Net cash used in operating activities	(19,049)	(310,759)

Cash flows from investing activities:
Property, plant and equipment purchased	(3,490)	(74,345)

Net cash used in investing activities	(3,490)	(74,345)

Cash flows from financing activities:
Repayment of note payable	(20,203)	0
Purchase of treasury stock	(310)	(120)

Net cash used in financing activities	(20,513)	(120)

Decrease in cash and cash equivalents	(43,052)	(385,224)


Cash and cash equivalents
at beginning of period	939,959	1,023,017

Cash and cash equivalents
at end of period	$896,907	$637,793

Supplemental Schedule of Cash Flow Information:
Interest paid	$5,403	$0



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   MARCH  31, 2014

Note 1. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March  31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2013.

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

Note 3. Inventories

   Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

   Inventories net of reserve for obsolescence consisted of the following:

	March 31, 2014	September 30, 2013

Raw materials and stock parts	$432,144	$432,871
Work-in-process	24,322	24,137
Finished goods	109,168	109,492

	$565,634	$566,500

   The Company's reserve for obsolescence equaled $400,664 at March  31, 2014 and September 30, 2013. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

   The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

   Sales to one customer represented approximately 22% of total sales for the six months ended March  31, 2014 compared to approximately 14% of total sales for the six months ended March  31, 2013.


Note 8. Notes Payable

   On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of March 31, 2014 and 2013 was $473,265 and $0, respectively. Interest accrued as of March 31, 2014 and 2013 was $1,648 and $0, respectively.

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

Note 9. Earnings Per Share

   The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending March 31, 2014 and 2013.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH  31, 2014 vs. THREE MONTHS ENDED MARCH  31, 2013

The following table sets forth the Company's net sales by major product group  for the three months ended March  31, 2014 and 2013.

Product group	Fiscal 2014	Fiscal 2013
Microwave Filter (MFC):
RF/Microwave	$506,403	$191,279
Satellite	278,068	279,622
Cable TV	106,206	97,192
Broadcast TV	55,406	38,089
Niagara Scientific (NSI):	892	2,161

Total	$946,975	$608,343

Sales backlog at March 31	$1,049,592	$298,866

  Net sales for the three months ended March  31, 2014 equaled $946,975,  an increase of $338,632 or 55.7%, when compared to net sales of $608,343 for the three months ended March 31, 2013.  The increase in sales can be attributed to the increase in the Company’s RF/Microwave product sales.

  MFC’s RF/Microwave product sales increased $315,124 or 164.7% to $506,403 for the three months ended March  31, 2014 when compared to RF/Microwave product sales of $191,279 during the same period last year. The increase can primarily be attributed to a $1,157,072 order received from an Original Equipment Manufacturer (OEM) during the quarter ended December 31, 2013 with shipments beginning in February 2014 and ending in December 2014. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 31% of total sales for the three months ended March  31, 2014 and approximately 4% of total sales for the three months ended March  31, 2013.

  MFC’s Satellite product sales decreased $1,554 or 0.6% to $278,068 for the three months ended March  31, 2014 when compared to Satellite product sales of $279,622 during the same period last year. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales increased $9,014 or 9.3% to $106,206 for the three months ended March  31, 2014 when compared to Cable TV product sales of $97,192 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from Cable Television companies has also contributed to the decline in sales.

  MFC’s Broadcast TV/Wireless Cable product sales increased $17,317 to $55,406 for the three months ended March  31, 2014 when compared to sales of $38,089 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $1,049,592 at March  31, 2014 compared to sales order backlog of $298,866 at March  31, 2013. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 72% of the total sales order backlog at March  31, 2014 is scheduled to ship by September 30, 2014.

  Gross profit for the three months ended March  31, 2014 equaled $379,119, an increase of $247,852 or 188.8%, when compared to gross profit of $131,267 for the three months ended March  31, 2013. As a percentage of sales, gross profit equaled 40.0% for the three months ended March  31, 2014 compared to 21.6% for the three months ended March  31, 2013.  The increase in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb fixed expenses.

  Selling, general and administrative (SGA) expenses for the three months ended March  31, 2014 equaled $359,162, a decrease of $83,315 or 18.8%, when compared to SGA expenses of $442,477 for the three months ended March  31, 2013.  The decrease can primarily be attributed to planned decreases in catalog printings and mailings, attendance at trade shows and lower payroll expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 37.9% for the three months ended March  31, 2014 when compared to 72.7% for the three months ended March  31, 2013 due to the higher sales volume this year providing a higher base to absorb expenses and the lower expenses this year when compared to the same period last year.

  The Company recorded income from operations of $19,957 for the three months ended March  31, 2014 compared to a loss from operations of $311,210 for the three months ended March  31, 2013. The improvement in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income (expense) was an expense of $2,232 for the three months ended March 31, 2014 compared to income of $1,210 for the three months ended March 31, 2013 primarily due to interest expense of $5,302 and $0 for the three months ended March 31, 2014 and 2013, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.


  The (benefit) provision for income taxes equaled $0 for the three months ended March  31, 2014 and March  31, 2013. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

   SIX MONTHS ENDED MARCH  31, 2014 vs. SIX MONTHS ENDED MARCH 31, 2013

The following table sets forth the Company's net sales by major product group for the six months ended March  31, 2014 and 2013.

Product group	Fiscal 2014	Fiscal 2013
Microwave Filter (MFC):
RF/Microwave	$747,752	$515,406
Satellite	583,694	522,752
Cable TV	190,891	280,582
Broadcast TV	76,988	56,716
Niagara Scientific (NSI):	3,097	4,131

Total	$1,602,422	$1,379,587

Sales backlog at March 31	$1,049,592	$298,866

  Net sales for the six months ended March  31, 2014 equaled $1,602,422, an increase of $222,835 or 16.2%, when compared to net sales of $1,379,587 for the six months ended March  31, 2013.

  MFC’s RF/Microwave product sales increased $232,346 or 45.1% to $747,752 for the six months ended March  31, 2014 when compared to RF/Microwave product sales of $515,406 during the same period last year.  The increase can primarily be attributed to a $1,157,072 order received from an Original Equipment Manufacturer (OEM) during the quarter ended December 31, 2013 with shipments beginning in February 2014 and ending in December 2014. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 22% of total sales for the six months ended March  31, 2014 compared to approximately 14% of total sales for the six months ended March  31, 2013.


  MFC’s Satellite product sales increased $60,942 or 11.7% to $583,694 for the six months ended March  31, 2014 when compared to satellite product sales of $522,752 during the same period last year. The increase can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

  MFC’s Cable TV product sales decreased $89,691 or 32.0% to $190,891 for the six months ended March  31, 2014 when compared to Cable TV product sales of $280,582 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from Cable Television companies has also contributed to the decline in sales.

  MFC’s Broadcast TV/Wireless Cable product sales increased $20,272 or 35.7% to $76,988 for the six months ended March  31, 2014 when compared to sales of $56,716 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $1,049,592 at March  31, 2014 compared to sales order backlog of $298,866 at March  31, 2013. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 72% of the total sales order backlog at March  31, 2014 is scheduled to ship by September 30, 2014.

  Gross profit for the six months ended March  31, 2014 equaled $577,653, an increase of $243,186 or 72.7%, when compared to gross profit of $334,467 for the six months ended March 31, 2013.  As a percentage of sales, gross profit equaled to 36.0% for the six months ended March  31, 2014 compared to 24.2% for the six months ended March  31, 2013.  The increases in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb fixed expenses.

  SG&A expenses for the six months ended March  31, 2014 equaled $725,709, a decrease of $147,183 or 16.9%, when compared to SG&A expenses of $872,892 for the six months ended March  31, 2013.  The decrease can primarily be attributed to planned decreases in catalog printings and mailings, attendance at trade shows and lower payroll and payroll related expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 45.3% for the six months ended March  31, 2014 compared to 63.3% for the six months ended March  31, 2013 due to the higher sales volume this year providing a higher base to absorb expenses and the lower expenses this year when compared to the same period last year.

  The Company recorded a loss from operations of $148,056 for the six months ended March  31, 2014 compared to a loss from operations of $538,425 for the six months ended March  31, 2013.  The improvement in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.


  Other income (expense) was an expense of $6,113 for the six months ended March 31, 2014 compared to income of $3,400 for the six months ended March 31, 2013 primarily due to interest expense of $10,900 and $0 for the six months ended March 31, 2014 and 2013, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

  The (benefit) provision for income taxes equaled $0 for the six months ended March  31, 2014 and March  31, 2013. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

  At March  31, 2014 and 2013, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

	March 31, 2014	September 30, 2013

Cash & cash equivalents	$896,907	$939,959
Working capital	$1,428,478	$1,542,065
Current ratio	4.64 to 1	6.11 to 1
Long-term debt	$431,638	$452,771

  Cash and cash equivalents decreased $43,052 to $896,907 at March  31, 2014 when compared to cash and cash equivalents of $939,959 at September 30, 2013. The decrease was a result of $19,049 in net cash used in operating activities, $3,490 in net cash used for capital expenditures, $20,203 in net cash used for repayment of a note payable and $310 used to purchase treasury stock.

  The increase in accounts receivable of $44,705 at March  31, 2014 when compared to September 30, 2013 can primarily be attributed to the increase in sales for the month ended March  31, 2014 when compared to the month ended September 30, 2013.  The increase in accounts payable of $27,454 at March 31, 2014 when compared to September 30, 2013 can primarily be attributed to the timing of purchases and payments to vendors.

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

  Management believes that its working capital requirements for the forseeable future will be met by its existing cash balances and future cash flows from operations.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2013 Annual Report and Form 10-K for the fiscal year ended September 30, 2013 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As a “smaller reporting company” we are not required to provide information required by this item.

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
In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO).

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.


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

         None.

Item 6.  Exhibits

         a.  Exhibits

            31.1  Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

            31.2  Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

            32.1  Section 1350 Certification of Carl F. Fahrenkrug

            32.2  Section 1350 Certification of Richard L. Jones


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.

   May  13, 2014               Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

   May  13, 2014                Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
