Form 10-Q
period 2014-06-30
MICROWAVE FILTER CO INC /NY/
filed 2014-08-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For  the quarterly period ended June  30, 2014

Commission file number 0-10976

MICROWAVE FILTER COMPANY, INC.

(Exact name of registrant as specified in its charter.)

New York	16-0928443
(State of Incorporation)	(I.R.S. Employer Identification Number)

6743 Kinne Street, East Syracuse, N.Y.	13057
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock, $.10 Par Value -    2,584,366 shares as of August 1, 2014.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


PART I. - FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2014	September 30, 2013

Assets
Current Assets:
Cash and cash equivalents	$1,052,165	$939,959
Accounts receivable-trade, net of
allowance for doubtful accounts
of $26,000 and $26,000	231,985	201,163
Federal and state income tax recoverable	0	37,085
Inventories, net	533,721	566,500
Prepaid expenses and other current assets	84,555	98,973

Total current assets	1,902,426	1,843,680

Property, plant and equipment, net	502,826	580,750

Total assets	$2,405,252	$2,424,430

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88,236	$68,632
Customer deposits	23,314	16,362
Accrued payroll and related expenses	54,993	46,453
Accrued compensated absences	131,352	94,272
Notes payable - short term	42,107	40,697
Other current liabilities	34,439	35,199
Total current liabilities	374,441	301,615

Notes payable - long term	420,970	452,771
Total other liabilities	420,970	452,771

Total liabilities	795,411	754,386


Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2014 and 2013,
Outstanding 2,584,366 shares in 2014
and 2,585,086 in 2013	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(379,250)	(319,460)

Common stock in treasury, at cost
1,739,774 shares in 2014 and 1,739,054
shares in 2013	(1,692,029)	(1,691,616)

Total stockholders' equity	1,609,841	1,670,044

Total liabilities and stockholders' equity	$2,405,252	$2,424,430


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$1,019,881	$705,148	$2,622,303	$2,084,735

Cost of goods sold	560,850	439,440	1,585,619	1,484,560

Gross profit	459,031	265,708	1,036,684	600,175

Selling, general and
administrative expenses	364,247	317,827	1,089,956	1,190,719

Income (loss) from operations	94,784	(52,119)	(53,272)	(590,544)

Other income (expense), net	(4,002)	1,579	(10,115)	4,979

Income (loss)
before income taxes	90,782	(50,540)	(63,387)	(585,565)

(Benefit) provision
for income taxes	(3,597)	0	(3,597)	0

Net income (loss)	$94,379	$(50,540)	$(59,790)	$(585,565)

Net Income (Loss) Per Common Share
Basic and diluted earnings (loss)
per share	$0.04	$(0.02)	$(0.02)	$(0.23)

Weighted Average Common Shares
Outstanding
Shares used in computing net
earnings (loss) per share:	2,584,450	2,585,156	2,584,744	2,585,243


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30
	2014	2013
Cash flows from operating activities:
Net loss	$(59,790)	$(585,565)

Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
Depreciation	98,660	125,167
Change in operating assets and liabilities:
Accounts receivable-trade	(30,822)	35,136
Federal and state income
tax recoverable	37,085	0
Inventories	32,779	(63,931)
Prepaid expenses and other assets	14,418	24,606
Accounts payable and customer
deposits	26,556	(8,255)
Accrued payroll and related expenses
and compensated absences	45,620	(63,546)
Other current liabilities	(760)	(2,443)

Net cash provided by (used in)
operating activities	163,746	(538,831)

Cash flows from investing activities:
Property, plant and equipment purchased	(20,736)	(74,345)

Net cash used in investing activities	(20,736)	(74,345)

Cash flows from financing activities:
Repayment of note payable	(30,391)	0
Purchase of treasury stock	(413)	(144)

Net cash used in financing activities	(30,804)	(144)


Increase (decrease) in cash and cash equivalents	112,206	(613,320)

Cash and cash equivalents
at beginning of period	939,959	1,023,017

Cash and cash equivalents
at end of period	$1,052,165	$409,697

Supplemental Schedule of Cash Flow Information:
Interest paid	$16,382	$0



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   JUNE  30, 2014

Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June  30, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2014. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2013.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

	June 30, 2014	September 30, 2013

Raw materials and stock parts	$411,646	$432,871
Work-in-process	21,320	24,137
Finished goods	100,755	109,492

	$533,721	$566,500

  The Company's reserve for obsolescence equaled $400,664 at June  30, 2014 and September 30, 2013. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 5. Legal Matters

  The State of New York Workers’ Compensation Board had commenced an action against Microwave Filter Company, Inc. to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in. Microwave Filter Company, Inc. entered into a settlement agreement with the State of New York Workers’ Compensation Board on April 29, 2014 in the amount of $2,559. The settlement amount was paid on May 15, 2014 and the matter is closed.

Note 6. Fair Value of Financial Instruments

  The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

  The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

  Sales to one customer represented approximately 26% of total sales for the nine months ended June  30, 2014 compared to approximately 17% of total sales for the nine months ended June  30, 2013.


Note 8. Notes Payable

  On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of June  30, 2014 and September 30, 2013 was $463,077 and $493,468, respectively. Interest accrued as of June  30, 2014 and September 30, 2013 was $1,621 and $1,727, respectively.

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

Note 9. Earnings Per Share

  The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending June  30, 2014 and 2013.

Note 10. Recent Accounting Pronouncements

  In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Microwave Filter Company, Inc. is in the process of assessing the impact this ASU will have on its consolidated financial position, results of operations and cash flows.


  MICROWAVE FILTER COMPANY, INC.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Business Overview

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE  30, 2014 vs. THREE MONTHS ENDED JUNE  30, 2013

The following table sets forth the Company's net sales by major product group  for the three months ended June  30, 2014 and 2013.

Product group	Fiscal 2014	Fiscal 2013
Microwave Filter (MFC):
RF/Microwave	$595,928	$243,621
Satellite	240,423	245,303
Cable TV	160,186	152,314
Broadcast TV	22,708	62,528
Niagara Scientific (NSI):	636	1,382

Total	$1,019,881	$705,148

Sales backlog at June 30	$792,917	$262,690

  Net sales for the three months ended June  30, 2014 equaled $1,019,881,  an increase of $314,733 or 44.6%, when compared to net sales of $705,148 for the three months ended June 30, 2013.  The increase in sales can primarily be attributed to the increase in the Company’s RF/Microwave product sales.

  MFC’s RF/Microwave product sales increased $352,307 or 144.6% to $595,928 for the three months ended June  30, 2014 when compared to RF/Microwave product sales of $243,621 during the same period last year. The increase can primarily be attributed to a $1,157,072 order received from an Original Equipment Manufacturer (OEM) during the quarter ended December 31, 2013 with shipments beginning in February 2014 and ending in March 2015 and an increase in sales to the U.S. Government. The Company’s RF/Microwave products are sold primarily to OEM’s that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 31% of total sales for the three months ended June  30, 2014 and approximately 21% of total sales for the three months ended June  30, 2013.

  MFC’s Satellite product sales decreased $4,880 or 2.0% to $240,423 for the three months ended June  30, 2014 when compared to Satellite product sales of $245,303 during the same period last year. Although economic conditions do impact sales,  management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales increased $7,872 or 5.2% to $160,186 for the three months ended June  30, 2014 when compared to Cable TV product sales of $152,314 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from Cable Television companies has also contributed to the decline in sales.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $39,820 to $22,708 for the three months ended June  30, 2014 when compared to sales of $62,528 during the same period last year. The decrease can be attributed to an decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $792,917 at June  30, 2014 compared to sales order backlog of $262,690 at June  30, 2013.  The increase can primarily be attributed to a $1,157,072 order received from an OEM during the quarter ended December 31, 2013 with shipments beginning in February 2014 and ending in March 2015.  However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 56% of the total sales order backlog at June  30, 2014 is scheduled to ship by September 30, 2014.

  Gross profit for the three months ended June  30, 2014 equaled $459,031, an increase of $193,323 or 72.8%, when compared to gross profit of $265,708 for the three months ended June  30, 2013. As a percentage of sales, gross profit equaled 45.0% for the three months ended June  30, 2014 compared to 37.7% for the three months ended June  30, 2013.  The increase in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb fixed expenses.

  Selling, general and administrative (SGA) expenses for the three months ended June  30, 2014 equaled $364,247, an increase of $46,420 or 14.6%, when compared to SGA expenses of $317,827 for the three months ended June  30, 2013.  The increase can primarily be attributed to higher payroll expenses. As a percentage of sales, SGA expenses equaled    35.7% for the three months ended June  30, 2014 when compared to 45.1% for the three months ended June  30, 2013 primarily due to the higher sales volume this year providing a higher base to absorb expenses.

  The Company recorded income from operations of $94,784 for the three months ended June  30, 2014 compared to a loss from operations of $52,119 for the three months ended June  30, 2013. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income (expense) was an expense of $4,002 for the three months ended June  30, 2014 compared to other income of $1,579 for the three months ended June  30, 2013 primarily due to interest expense of $5,375 and $0 for the three months ended June  30, 2014 and 2013, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

  The (benefit) provision for income taxes equaled a benefit of $3,597 for the three months ended June  30, 2014 and $0 for June  30, 2013.  The tax benefit recognized in the current period represents a Federal refund from the prior fiscal year. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.


  NINE MONTHS ENDED JUNE  30, 2014 vs. NINE MONTHS ENDED JUNE 30, 2013

The following table sets forth the Company's net sales by major product group for the nine months ended June  30, 2014 and 2013.

Product group	Fiscal 2014	Fiscal 2013
Microwave Filter (MFC):
RF/Microwave	$1,343,680	$759,027
Satellite	824,117	768,055
Cable TV	351,077	432,896
Broadcast TV	99,696	119,244
Niagara Scientific (NSI):	3,733	5,513

Total	$2,622,303	$2,084,735

Sales backlog at June 30	$792,917	$262,690

  Net sales for the nine months ended June  30, 2014 equaled $2,622,303, an increase of $537,568 or 25.8%, when compared to net sales of $2,084,735 for the nine months ended June  30, 2013. The increase in sales can primarily be attributed to the increase in the Company’s RF/Microwave product sales.

  MFC’s RF/Microwave product sales increased $584,653 or 77.0% to $1,343,680 for the nine months ended June  30, 2014 when compared to RF/Microwave product sales of $759,027 during the same period last year.  The increase can primarily be attributed to a $1,157,072 order received from an OEM during the quarter ended December 31, 2013 with shipments beginning in February 2014 and ending in March 2015 and an increase in sales to the U.S. Government. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 26% of total sales for the nine months ended June  30, 2014 compared to approximately 17% of total sales for the nine months ended June  30, 2013.

  MFC’s Satellite product sales increased $56,062 or 7.3% to $824,117 for the nine months ended June  30, 2014 when compared to satellite product sales of $768,055 during the same period last year. The increase can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $81,819 or 18.9% to $351,077 for the nine months ended June  30, 2014 when compared to Cable TV product sales of $432,896 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems. Management also believes that the decrease in capital expenditures from Cable Television companies has also contributed to the decline in sales.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $19,548 or 16.4% to $99,696 for the nine months ended June  30, 2014 when compared to sales of $119,244 during the same period last year. The decrease can be attributed to a decrease in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $792,917 at June  30, 2014 compared to sales order backlog of $262,690 at June  30, 2013.  The increase can primarily be attributed to a $1,157,072 order received from an OEM during the quarter ended December 31, 2013 with shipments beginning in February 2014 and ending in March 2015.  However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 56% of the total sales order backlog at June  30, 2014 is scheduled to ship by September 30, 2014.

  Gross profit for the nine months ended June  30, 2014 equaled $1,036,684  an increase of $436,509 or 72.7%, when compared to gross profit of $600,175 for the nine months ended June 30, 2013.  As a percentage of sales, gross profit equaled 39.5% for the nine months ended June  30, 2014 compared to 28.8% for the nine months ended June  30, 2013.  The increase in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb fixed expenses.

  SG&A expenses for the nine months ended June  30, 2014 equaled $1,089,956 a decrease of $100,763 or 8.5%, when compared to SG&A expenses of $1,190,719 for the nine months ended June  30, 2013.  The decrease can primarily be attributed to planned decreases in catalog printings, mailings, attendance at trade shows and lower depreciation expense. As a percentage of sales, SGA expenses equaled 41.6% for the nine months ended June  30, 2014 compared to 57.1% for the nine months ended June  30, 2013 primarily due to the higher sales volume this year providing a higher base to absorb expenses.

  The Company recorded a loss from operations of $53,272 for the nine months ended June  30, 2014 compared to a loss from operations of $590,544 for the nine months ended June  30, 2013.  The improvement in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income (expense) was an expense of $10,115 for the nine months ended June  30, 2014 compared to income of $4,979 for the nine months ended June  30, 2013 primarily due to interest expense of $16,275 and $0 for the nine months ended June  30, 2014 and 2013, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.


  The (benefit) provision for income taxes equaled a benefit of $3,597 for the three months ended June  30, 2014 and $0 for June  30, 2013. The tax benefit recognized in the current period represents a Federal refund from the prior fiscal year. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

  At June  30, 2014 and 2013, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

	June 30, 2014	September 30, 2013

Cash & cash equivalents	$1,052,165	$939,959
Working capital	$1,527,985	$1,542,065
Current ratio	5.08 to 1	6.11 to 1
Long-term debt	$420,970	$452,771

  Cash and cash equivalents increased $112,206 to $1,052,165 at June  30, 2014 when compared to cash and cash equivalents of $939,959 at September 30, 2013. The increase was a result of $163,746 in net cash provided by operating activities, $20,736 in net cash used for capital expenditures, $30,391 in net cash used for repayment of a note payable and $413 used to purchase treasury stock.

  Cash flow from Net Income (Loss), adjusted for non-cash charges to depreciation, was $38,870. Working Capital changes in Current Assets and Liabilities resulted in net cash flow of $124,876. The increase in accounts receivable of $30,822 at June 30, 2014 when compared to September 30, 2013 can primarily be attributed to the higher sales for the month ended June 30, 2014 when compared to the month ended September 30, 2013. The increase in accounts payable of $19,604 at June 30, 2014 when compared to September 30, 2013 can primarily be attributed to the timing of payments to vendors. The increase in accrued compensated absences of $37,080 at June  30, 2014 when compared to September 30, 2013 can be attributed to additional vacation days awarded to employees.

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

  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission under the 1992 Framework (COSO). The COSO Commission has recently adopted a revision of the Internal Control-Integrated Framework which will become effective in December 2014. The Company expects to be in full compliance later this year.

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

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The State of New York Workers’ Compensation Board had commenced an action against Microwave Filter Company, Inc. to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in.
         Microwave Filter Company, Inc. entered into a settlement agreement with the
         State of New York Workers’ Compensation Board on April 29, 2014 in the amount of $2,559. The settlement amount was paid on May 15, 2014 and the matter is closed.

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

                               MICROWAVE FILTER COMPANY, INC.

August 12, 2014 (Date)	Carl F. Fahrenkrug -------------------------- Carl F. Fahrenkrug Chief Executive Officer
August 12, 2014 (Date)	Richard L. Jones -------------------------- Richard L. Jones Chief Financial Officer
