Form 10-K
period 2014-09-30
MICROWAVE FILTER CO INC /NY/
filed 2014-12-18
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
_X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended__________September 30, 2014__________________________

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ____  NO__X__

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,643,008 .

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Shares of common stock outstanding at November 14, 2014:  2,583,507

DOCUMENTS INCORPORATED BY REFERENCE

  Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.  (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT
-------------------------------------------------------------------
  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2014 Annual Report and Form 10-K for the fiscal year ended September 30, 2014 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

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

WORLD TRADE

  Management believes that world marketing is a route to substantial expansion of sales for MFC.  Significant efforts have been made over the last few years to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions. The Company's international sales increased $231,411 or 58.7% to $625,148 for the fiscal year ended September 30, 2014 when compared to international sales of $393,737 during the fiscal year ended September 30, 2013.

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

SIGNIFICANT CUSTOMERS

  Sales to one customer represented approximately 25% of total sales for the fiscal year ended September 30, 2014 compared to approximately 14% of total sales for the fiscal year ended September 30, 2013.

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

BACKLOG

  At September 30, 2014, the Company's total backlog of orders, which represents firm orders from customers, was $579,632 compared to $160,344 at September 30, 2013.  The total Company backlog at September 30, 2014 is scheduled to ship during fiscal 2015. However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES

  At September 30, 2014, the Company employed 39 full-time and 3 part-time employees.

RESEARCH AND DEVELOPMENT

  The Company maintains and expects to continue to maintain an active research and development program.  The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets.  Costs in connection with research and development were $335,348 and $311,935 for the fiscal years 2014 and 2013, respectively.  Research and development costs are charged to operations as incurred.

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

   On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2014 and 2013 was $452,771 and $493,468, respectively.

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

ITEM 3.  LEGAL PROCEEDINGS.

  The State of New York Workers' Compensation Board had commenced an action against Microwave Filter Company, Inc.  to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in. The Company had accrued $12,000 for this action in other current liabilities. Microwave Filter Company, Inc. entered into a settlement agreement with the State of New York Workers’ Compensation Board on April 29, 2014 in the amount of $2,559. The settlement amount was paid on May 15, 2014 and the matter is closed.

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

  The Company's securities are currently quoted on the OTCQB marketplace  (www.otcmarkets.com) under the symbol “MFCO.”

  The following table shows the high and low closing sales prices for MFC's common stock for each full quarterly period within the two most recent fiscal years.  The quotations represent prices in the over-the-counter market between dealers in securities.  They do not include retail mark-ups, mark-downs or commissions.

Fiscal 2014	High	Low

Oct. 1, 2013 to Dec. 31, 2013	$0.54	$0.37
Jan. 1, 2014 to Mar. 31, 2014	0.69	0.43
Apr. 1, 2014 to June 30, 2014	0.69	0.44
July 1, 2014 to Sept. 30, 2014	0.58	0.43

Fiscal 2013	High	Low

Oct. 1, 2012 to Dec. 31, 2012	$1.00	$0.60
Jan. 1, 2013 to Mar. 31, 2013	0.95	0.66
Apr. 1, 2013 to June 30, 2013	0.75	0.30
July 1, 2013 to Sept. 30, 2013	0.49	0.32

  The Company had approximately 570 holders of record of its common stock at September 30, 2014.

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

Five Year Summary of Financial Data

	2014	2013		2012	2011	2010
Net Sales	$3,627,445	$2,872,491		$4,458,819	$5,043,934	$4,691,522
Net Income (Loss)	$38,567	$(551,473)		$75,801	$242,915	$146,291
Total Assets	$2,497,294	$2,424,430		$2,599,344	$2,914,960	$2,963,224
Equity	$1,707,708	$1,670,044		$2,221,661	$2,275,928	$2,425,568
Long Term Debt	$410,178	$452,771		$0	$0	$0
Basic Earnings (Loss)
Per Share	$0.01	$(0.21)		$0.03	$0.09	$0.06
Diluted Earnings (Loss)
Per Share	$0.01	$(0.21)		$0.03	$0.09	$0.06
Shares Used In Computing Net
Earnings (Loss) Per Share:
Basic	2,584,564	2,585,204		2,585,845	2,587,807	2,592,723
Diluted	2,584,564	2,585,204		2,585,845	2,587,807	2,592,723
Cash ($) Dividends Paid Per
Share	$0	$0		$0.05	$0.15	$0

Net income (loss) as a percentage of:	2014	2013		2012	2011	2010
Net Sales	1.06%	(19.20%	)	1.70%	4.80%	3.10%
Assets	1.54%	(22.75%	)	2.90%	8.30%	4.90%
Equity	2.26%	(33.02%	)	3.40%	10.70%	6.00%

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

RESULTS OF OPERATIONS

  The following table sets forth the Company's net sales by major product group for each of the fiscal years in the two year period ended September 30, 2014.

Product group (in thousands)	Fiscal 2014	Fiscal 2013

Microwave Filter:
RF/Microwave	$1,822,281	$974,484
Satellite	1,139,421	1,069,987
Cable TV	520,525	593,335
Broadcast TV	139,902	227,342
Niagara Scientific	5,316	7,343
Total	$3,627,445	$2,872,491

Sales backlog at 9/30	$579,632	$160,344

Fiscal 2014 compared to fiscal 2013

  Consolidated net sales for the fiscal year ended September 30, 2014 equaled $3,627,445, an increase of $754,954 or 26.3%, when compared to consolidated net sales of $2,872,491 during the fiscal year ended September 30, 2013.  The increase in sales can primarily be attributed to the increase in sales of the Company’s RF/Microwave product sales.

  MFC's RF/Microwave product sales increased $847,797 or 87.0% to $1,822,281 during the fiscal year ended September 30, 2014 when compared to sales of $974,484 during the fiscal year ended September 30, 2013.  MFC's RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets.  The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular.  MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 25% of total sales for the fiscal year ended September 30, 2014 compared to approximately 14% of total sales for the fiscal year ended September 30, 2013. Sales to the US Government increased $195,142 to $281,591 during the fiscal year ended September 30, 2014 when compared to sales of $86,449 during the fiscal year ended September 30, 2013. Sales to the US Government consisted primarily of spare parts which the Government purchases on an as needed basis.

  MFC's Satellite product sales increased $69,434 or 6.5% to $1,139,421 during the fiscal year ended September 30, 2014 when compared to sales of $1,069,987 during the fiscal year ended September 30, 2013.  The increase can be attributed to an increase in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.  Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC's Cable TV product sales decreased $72,810 or 12.3% to $520,525 during the fiscal year ended September 30, 2014 when compared to Cable TV product sales of $593,335 during the fiscal year ended September 30, 2013.  Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC's Broadcast TV product sales decreased $87,440 or 38.5% to $139,902 for the fiscal year ended September 30, 2014 when compared to sales of $227,342 for the fiscal year ended September 30, 2013.  These products are primarily sold to system integrators for rural communities.

   At September 30, 2014, the Company's total backlog of orders, which represents firm orders from customers, equaled $579,632 compared to $160,344 at September 30, 2013.  The total Company backlog at September 30, 2014 is scheduled to ship during fiscal 2015. However, backlog is not necessarily indicative of future sales.  Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

     Gross profit increased $558,630 or 59.6% to $1,495,329 during the fiscal year ended September 30, 2014 when compared to gross profit of $936,699 during the fiscal year ended September 30, 2013. As a percentage of sales, gross profit equaled 41.2% during the fiscal year ended September 30, 2014 compared to 32.6% during the fiscal year ended September 30, 2013.The increase in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a larger base to absorb expenses.

  Selling, general and administrative (SG&A) expenses decreased $76,624 or 5.0% to $1,449,498 during the fiscal year ended September 30, 2014 when compared to SG&A expenses of $1,526,122 during the fiscal year ended September 30, 2013.  The dollar decrease can be attributed to planned decreases in catalog printing and direct mail expenses, lower legal expenses, a decrease in bad debt expense due to a reduction in the allowance for doubtful accounts and lower depreciation expense offset by increases in payroll and payroll related expenses. The Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation. As a percentage of sales, SG&A expenses decreased to 40.0% during fiscal 2014 compared to 53.1% during fiscal 2013 primarily due to the higher sales volume this year when compared to the same period last year.

   The Company recorded income from operations of $45,831 for the fiscal year ended September 30, 2014 compared to a loss from operations of $589,423 during the fiscal year ended September 30, 2013. The improvement can primarily be attributed to the higher sales volume this year when compared to the same period last year.

  Other income (expense) was an expense of $10,861 for the fiscal year ended September 30, 2014 compared to income of $865 for the fiscal year ended September 30, 2013 primarily due to interest expense of $21,524 for the fiscal year ended September 30, 2014 compared to interest expense of $5,590 for the same period last year.

  The Company recorded a benefit for income taxes of $3,597 for the fiscal year ended September 30, 2014 compared to a benefit for income taxes of $37,085 for the fiscal year ended September 30, 2013. The benefit for the current fiscal year can be attributed to a prior year’s federal refund.  The benefit for the fiscal year ended September 30, 2013 can be attributed to a New York State qualified research expenses tax credit. Any provision for income tax expense was fully offset by a reversal of a portion of the Company's valuation allowance. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs.  The Company's primary source of liquidity has been funds provided by operations.

	September 30
	2014	2013
Cash & cash equivalents	$1,081,567	$939,959
Working capital	$1,643,192	$1,542,065
Current ratio	5.33 to 1	6.11 to 1
Long-term debt	$410,178	$452,771

   Cash and cash equivalents increased $141,608 to $1,081,567 at September 30, 2014 when compared to $939,959 at September 30, 2013. The increase was a result of $209,207 in net cash provided by operating activities, $25,999 in net cash used for capital expenditures, $40,697 in net cash used for repayment of a note payable and  $903 in net cash used to purchase treasury stock.

 The net increase of $176,310 in accounts receivable at September 30, 2014, when compared to September 30, 2013, can be attributable to the higher shipments during the month ended September 30, 2014 when compared to the month ended September 30, 2013. Sales for the month ended September 30, 2014 equaled $465,797 compared to sales of $277,172 for the month ended September 30, 2013.

   The net decrease of $92,661 in inventories at September 30, 2014, when compared to September 30, 2013, can be attributable to the timing of purchases and our customers’ scheduled delivery dates.

  The increase of $54,631 in accrued compensated absences at September 30, 2014, when compared to September 30, 2013, can be attributed to additional vacation days awarded to employees.

  On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2014 and 2013 was $452,771 and $493,468, respectively.

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

Off-Balance Sheet Arrangements

   At September 30, 2014 and 2013, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

NEW ACCOUNTING PRONOUNCEMENTS

  In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2018.

  In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company's management about future performance.  These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those  discussed.  These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.  These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  You are encouraged to review Microwave Filter Company's 2014 Annual Report and Form 10-K for the fiscal year ended September 30, 2014 and other Securities and Exchange Commission filings.  Forward looking statements may be made directly in this document or "incorporated by reference" from other documents.  You can find many of these statements by looking for words like "believes," "expects," "anticipates," "estimates," or similar expressions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   As a “smaller reporting company”, we are not required to provide information required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Financial Statements called for by this item are submitted as a separate section of this report.

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

 The COSO communication has recently adopted a revision of the Internal Control – Integrated Framework which will become effective in December, 2014. The Company expects to be in full compliance for the quarter ended December 31, 2014.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the exchange act.

  Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting based on criteria established in the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this evaluation, the Company's management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2014.

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

		Common Shares
		Actually or	Percent
		Beneficially	of
Director	Principal occupation	Owned 11/14/14	Class

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

		1,214	*
(a)(b)(c)(d)
Age 74
Director since 1992

ANNE TINDALL	Ms. Tindall is the founder and President of Employee Management Strategies, Inc. in Fayetteville, New York which provides a variety of comprehensive on and off-site professional and human resource-related services to employers. Ms. Tindall is a graduate of the State University College at Buffalo with a Bachelor of Arts in Human Development - Family and Community Relations, in addition to a number of human resource-related courses and seminars.	0
(a)(b)(d)
Age 61
Director since 2012

SIDNEY CHONG	Mr. Chong was a corporate accountant for Carrols Corp. in Syracuse prior to his retirement in January 2011. Prior to joining Carrols Corp., he was a Senior Accountant with Price Waterhouse and Co. in New York City. Mr. Chong has a Bachelor of Science degree in accounting from California State University.	1,000	*
(a)(b)(c)
Age 73
Director since 1995

CARL F. FAHRENKRUG, PE	Mr. Fahrenkrug was appointed President and Chief Executive Officer of MFC on October 7, 1992. He has also served as President and Chief Executive Officer of NSI since prior to 1986. He served as Vice President of Engineering at Microwave Systems, Inc., Syracuse, N.Y. from 1972-1976. Mr. Fahrenkrug has a B.S. and M.S. in Engineering and an MBA from Syracuse University.	72,298	2.80%
(a)
Age 72
Director since 1984

ROBERT D. SHIROKI	Mr. Shiroki is a Certified Public Accountant in the State of New York and the owner of Shiroki Associates CPA's located in Fayetteville, New York, which specializes in small businesses and startups. Prior to joining Shiroki Associates, he was the controller for Hart Lyman Companies of East Syracuse, New York. Mr. Shiroki has a Bachelor of Science in Finance from SUNY Brockport and a Bachelor of Science in Accounting from Syracuse University.	88,482	3.4%
(b)(c)(d)
Age 51
Director since 2012

ROBERT D. ESSIG	Mr. Essig is Of Counsel to the Law Firm of Costello, Cooney & Fearon, PLLC in Syracuse, New York. His primary areas of practice have been Commercial Law, Commercial Real Estate, Environmental Law, Municipal Law and Zoning Law. Mr. Essig graduated with honors from Fordham University School of Law, J.D., in June of 1975. Mr. Essig was admitted to the New York State Bar and the Federal District Court (NDNY) in 1976. Mr. Essig is a member of the New York State Bar Association and the Onondaga County Bar Association.	0
(a)(d)
Age 69
Director since 2012

RICHARD L. JONES	Mr. Jones was appointed a Director of Microwave Filter Company, Inc. on September 7, 2004. Mr. Jones has served as a Vice President and the Chief Financial Officer of Microwave Filter Company, Inc. since October 7, 1992. He has a Bachelor of Science degree in accounting from Syracuse University.	0
Age 66
Director since 2004

JOHN J. KENNEDY	Mr. Kennedy is the Senior Partner and Co-founder of Hawthorne Consulting Group, LLC, a continuous improvement consulting firm dedicated to the education and training of business owners, managers and their employees in the concepts of the Toyota Production System. Prior to that, Mr. Kennedy was a senior consultant with Seven Pines Consulting Group/Rutherford Associates. He has also held various management positions with Orion Bus Industries Ltd, General Motors Corp. and the Miller Brewing Company. He holds an MBA from Syracuse University and a BS degree from the University of Pennsylvania.	1,000	*
(a)(b)(d)
Age 65
Director since 2009

FRANK S. MARKOVICH	Mr. Markovich is a consultant in the manufacturing operations and training field. Prior to that he was the Director of the Manufacturing Extension Partnership at UNIPEG Binghamton. He held various high level positions in operations, quality and product management in a 20 year career with BF Goodrich Aerospace, Simmonds Precision Engine Systems of Norwich, New York. He completed US Navy Electronics and Communications Schools and received an MBA from Syracuse University.	4,340	*
(c)(d)
Age 70
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

IDENTIFICATION OF EXECUTIVE OFFICERS

2
	Name	Age	Position

	Carl F. Fahrenkrug, Sr	72	President and Chief Executive Officer

	Richard L. Jones	66	Vice President, Chief Financial
			Officer and Corporate Secretary

	Paul W. Mears	55	Vice President of Engineering

	Carl F. Fahrenkrug, Jr	46	Vice President of Manufacturing and Systems

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

Carl F. Fahrenkrug, Jr joined MFC in 1989 as an engineering intern.  In 1992, he became a full time employee when he began his duties as an electrical engineer.  On April 8, 2009, he was appointed Vice President.

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

PROFIT SHARING

  MFC has a profit sharing plan for all employees over the age of 21 with one year of service.  Annual contributions are determined by the Board of Directors and are made from current or accumulated net income.  Allocation of contributions to plan participants are based upon annual compensation.  Participants vest on the basis of 20% after 3 years of service, 40% at 4 years, 60% at 5 years, 80% at 6 years and 100% at 7 years.  MFC's contributions to the profit sharing plan were $0 for the years ended September 30, 2014 and 2013.

  MFC also has a voluntary 401-K plan.  Eligibility is the same as the Profit Sharing Plan.  Contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2013.  The maximum corporate match was 6% of an employee's compensation during fiscal 2014.

  MFC's matching contributions to the 401-K plan for the years ended September 30, 2014 and 2013 amounted to $76,460 and $80,074, respectively.

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2015 Annual Meeting of Shareholders and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

  Information required by this Item is contained in the Company's proxy statement filed with respect to the 2015 Annual Meeting of Shareholders and is incorporated by reference herein.

PART IV

ITEM 15.  FINANCIAL STATEMENT SCHEDULES AND EXHIBITS.

(a)    1.  and 2.  Financial Statements and Schedules:

       Reference is made to the list of Financial Statements submitted as a separate section of this report.

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

Dated:  December 18, 2014

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

|S| Sidney Chong
----------------------
Sidney Chong
(Director)

Dated:  December 18, 2014

ANNUAL REPORT ON FORM 10-K

               MICROWAVE FILTER COMPANY, INC.
                      AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 ITEM 8, ITEM 15(a)(1) and (2)

CONSOLIDATED FINANCIAL STATEMENTS:	Page

Report of Independent Registered Public Accounting Firm ..................................	24
Consolidated Balance Sheets as of September 30, 2014 and 2013 ........................	25
Consolidated Statements of Operations for the Years
Ended September 30, 2014 and 2013 ................................................................	26
Consolidated Statements of Stockholders' Equity for the Years
Ended September 30, 2014 and 2013 ................................................................	27
Consolidated Statements of Cash Flows for the Years
Ended September 30, 2014 and 2013 ................................................................	28
Notes to Consolidated Financial Statements ..........................................................	30-37

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Microwave Filter Company, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc.  as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended September 30, 2014.  Microwave Filter  Company, Inc.'s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
December 18, 2014

Microwave Filter Company and Subsidiaries
Consolidated Balance Sheets
-----------------------------------------------------------------

	September 30,
Assets	2014	2013
---------
Current assets:
Cash and cash equivalents	$1,081,567	$939,959
Accounts receivable-trade, net of allowance for
doubtful accounts of $4,000 and $26,000	377,473	201,163
Federal and state income tax recoverable	0	37,085
Inventories, net of obsolete inventory reserve
of $413,447 and $400,664	473,839	566,500
Prepaid expenses and other current assets	89,721	98,973

Total current assets	2,022,600	1,843,680

Property, plant and equipment, net	474,694	580,750

Total Assets	$2,497,294	$2,424,430

Liabilities and Stockholders' Equity
----------------------------------------------
Current liabilities:
Accounts payable	$73,293	$68,632
Customer deposits	32,431	16,362
Accrued payroll and related expenses	50,234	46,453
Accrued compensated absences	148,903	94,272
Notes Payable - Short Term	42,593	40,697
Other current liabilities	31,954	35,199

Total current liabilities	379,408	301,615

Notes Payable - Long Term	410,178	452,771
Total other liabilities	410,178	452,771

Total liabilities	789,586	754,386

Stockholders' equity:
Common stock, $.10 par value. Authorized 5,000,000 shares
Issued 4,324,140 in 2014 and 2013, Outstanding
2,583,507 in 2014 and 2,585,086 in 2013	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained earnings	(280,893)	(319,460)
Common stock in treasury, at cost, 1,740,633
shares in 2014 and 1,739,054 shares in 2013	(1,692,519)	(1,691,616)

Total stockholders' equity	1,707,708	1,670,044

Total Liabilities and Stockholders' Equity	$2,497,294	$2,424,430

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Operations
-----------------------------------------------------------------

	For the Years Ended September 30
	2014	2013

Net sales	$3,627,445	$2,872,491

Cost of goods sold	2,132,116	1,935,792

Gross profit	1,495,329	936,699

Selling, general
and administrative expenses	1,449,498	1,526,122

Income (loss) from operations	45,831	(589,423)

Non-operating Income (Expense)
Interest income	2,005	1,826
Interest expense	(21,524)	(5,590)
Miscellaneous	8,658	4,629

Income (Loss) before income taxes	34,970	(588,558)

Benefit from income taxes	(3,597)	(37,085)

NET INCOME (LOSS)	$38,567	$(551,473)

Per share data:
Basic and Diluted Earnings (Loss)
Per Common Share	$0.01	$(0.21)

Shares used in computing net
earnings (loss) per common share:
Basic and diluted	2,584,564	2,585,204

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Years Ended September 30, 2014 and 2013
-----------------------------------------------------------------

			Additional				Total
	Common Stock			Retained	Treasury Stock		Stockholders'
	Shares	Amt	Capital	Earnings	Shares	Amt	Equity

Balance
September 30, 2012	4,324,140	$432,414	$3,248,706	$232,013	1,738,819	$(1,691,472)	$2,221,661

Net loss				(551,473)			(551,473)
Purchase of treasury stock					235	(144)	(144)

Balance
September 30, 2013	4,324,140	432,414	3,248,706	(319,460)	1,739,054	(1,691,616)	1,670,044

Net income				38,567			38,567
Purchase of treasury stock					1,579	(903)	(903)

Balance
September 30, 2014	4,324,140	$432,414	$3,248,706	$(280,893)	1,740,633	$(1,692,519)	$1,707,708

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries
Consolidated Statements of Cash Flows
-------------------------------------------------------------------

	For the Years Ended September 30

	2014	2013

Cash flows from operating activities:
Net income (loss)	$38,567	$(551,473)
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
Depreciation	132,055	166,120
Provision for doubtful accounts	(21,950)	0
Inventory obsolescence provision	12,783	(7,675)
Changes in assets and liabilities:
Accounts receivable-trade	(154,360)	62,222
Federal and state income tax recoverable	37,085	(37,085)
Inventories	79,878	(29,750)
Prepaid and other current assets	9,252	12,369
Accounts payable and customer deposits	20,730	(37,894)
Accrued payroll, compensated absences and
related expenses	58,412	(82,762)
Other current liabilities	(3,245)	3,891

Net cash provided by (used in)
operating activities	209,207	(502,037)

Cash flows from investing activities:
Capital expenditures	(25,999)	(74,345)
Net cash used in
investing activities	(25,999)	(74,345)

Cash flows from financing activities:
Proceeds from note payable	0	493,468
Repayment of note payable	(40,697)	0
Purchase of treasury stock	(903)	(144)

Net cash (used in) provided by
financing activities	(41,600)	493,324

Net increase (decrease) in cash
and cash equivalents	141,608	(83,058)

Cash and cash equivalents at
beginning of year	939,959	1,023,017

Cash and cash equivalents at end of year	$1,081,567	$939,959

Supplemental disclosures of cash flows:
Cash paid during the year for :
Interest	$21,667	$3,862
Income taxes	$0	$0

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

h.  Research and Development

  Costs in connection with research and development, which amount to $335,348 and $311,935 for the fiscal years 2014 and 2013, respectively, are charged to operations as incurred.

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

K.  Earnings Per Share

 The Company presents basic earnings per share ("EPS"), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e.  options) during the period after restatement for any stock dividends.  Income (loss) used in the EPS calculation is net income (loss) for each year. There were no dilutive potential shares outstanding for the years ended September 30, 2014 and 2013.

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

o.  Warranty Costs

  The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances.  Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.  Warranty costs were approximately $7,000 and $8,500 for the fiscal years ended September 30, 2014 and 2013, respectively.

p.  Impairment of Long-Lived Assets

  The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable.  Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value.  Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets.  No impairments have been recorded for the fiscal years ended September 30, 2014 and 2013.

q.  New Accounting Pronouncements

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in fiscal year 2018.

  In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

2.  INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

	September 30
	2014	2013

Raw materials and stock parts	$334,891	$432,871
Work-in-process	46,292	24,137
Finished goods	92,656	109,492

	$473,839	$566,500

  The Company's reserve for obsolescence equaled $413,447 at September 30, 2014 and $400,664 at September 30, 2013.

3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30
	2014	2013

Land	$143,000	$143,000
Building and improvements	1,908,300	1,894,052
Machinery and equipment	3,424,964	3,414,342
Office equipment and fixtures	1,870,520	1,869,391

	7,346,784	7,320,785
Less: Accumulated depreciation	6,872,090	6,740,035

Property, plant and equipment, net	$474,694	$580,750

Depreciation expense	$132,055	$166,120

4. NOTES PAYABLE

  On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2014 and 2013 was $452,771 and $493,468 respectively. Interest accrued as of September 30, 2014 and 2013 was $1,585 and $1,727 respectively.

 The Company has secured this Note by: (a) a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing which creates a 1st lien on real property situated in the Town of Dewitt, County of Onondaga, and State of New York and known as 6743 Kinne Street, East Syracuse, New York; (b) a General Assignment of Rents and Leases; (c) an Environmental Compliance and Indemnification; and (d) such other security as may now or hereafter be given to Lender as collateral for the loan. The future obligations of the loan are as follows:

Year Ended	Principal	Interest	Total
September 30,	Payments	Payments	Payments

2015	$ 42,593	$ 19,771	$ 62,364
2016	44,528	17,836	62,364
2017	46,652	15,712	62,364
2018	48,826	13,538	62,364
2019	51,101	11,263	62,364
Thereafter	219,071	20,157	239,228
	$ 452,771	$ 98,277	$ 551,048

5.  PROFIT SHARING AND 401-K PLANS

  The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service.  Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee's first 6% of contributions during fiscal 2014.  The maximum corporate match was 6% of an employee's compensation during fiscal 2014.

  The Company's matching contributions to the 401-K plan for the years ended September 30, 2014 and 2013 were $76,460 and $80,074, respectively.  Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan.  These contributions were $0 in 2014 and 2013.

6.  INCOME TAXES

  The provision for income taxes consisted of the following:

	Year Ended September 30,
	2014	2013
Currently payable:
Federal	$(3,597)	$0
State	0	(37,085)
Deferred (credit)	0	0

	$(3,597)	$(37,085)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2014 and 2013 as follows:

	Year ended September 30,
	2014		2013
	Amount	%	Amount	%
Statutory tax rate	$11,890	34.0%	$(200,110)	(34.0%)
State income tax net of:
Federal benefit	0	0%	(24,476)	(4.2%)
Research and experimentation
tax credits	(13,091)	(37.4%)	(20,276)	(3.4%)
Prior years federal refund	(3,597)	(10.3%)	0	0
NOL carryforward true up	69,176	197.8%	0	0
Valuation allowance change	(68,181)	(195.0%)	207,449	35.2%
Permanent differences	206	0.6%	328	0.1%

	$(3,597)	(10.3%)	$(37,085)	(6.3%)

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2014	2013

Inventory	$146,577	$150,236
Accrued warranty	4,250	4,250
Accrued vacation	44,167	51,988
Accounts receivable	1,432	8,895
Valuation allowance	(196,426)	(215,369)

Net deferred tax assets
(liabilities) - current	$0	$0

Accelerated depreciation	$(9,414)	$(83,245)
Research and experimentation
tax credit carry forward	243,240	244,463
AMT credit carry forward	37,521	39,399
NOL carry forward	127,133	247,101
Valuation allowance	(398,480)	(447,718)

Net deferred tax assets
(liabilities) – noncurrent	$0	$0

Net deferred tax assets	$0	$0

As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets.  The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.  The research and experimentation tax credit carry forwards and NOL carry forwards expire in 2033.  At September 30, 2014, the Company's federal AMT credit can be carried forward indefinitely. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years September 30, 2012 through September 30, 2014.  The Company has no uncertain tax positions.  As of September 30, 2014 and 2013 there is no accrual for interest or penalties related to uncertain tax positions.

7.  INDUSTRY SEGMENT DATA

  The Company's primary business segment involves the operations of Microwave Filter Company, Inc.  (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

8.  SIGNIFICANT CUSTOMERS

  Sales to one customer represented approximately 25% of total sales for the fiscal year ended September 30, 2014 compared to approximately 14% of total sales for the fiscal year ended September 30, 2013.

9.  LEGAL MATTERS

 The State of New York Workers' Compensation Board had commenced an action against Microwave Filter Company, Inc.  to recover for an underfunded self insured program that Microwave Filter Company, Inc. participated in. The Company had accrued $12,000 for this action in other current liabilities. Microwave Filter Company, Inc. entered into a settlement agreement with the State of New York Workers’ Compensation Board on April 29, 2014 in the amount of $2,559. The settlement amount was paid on May 15, 2014 and the matter is closed.

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