Form 10-Q
period 2014-12-31
MICROWAVE FILTER CO INC /NY/
filed 2015-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For  the quarterly period ended December 31, 2014

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

    Common Stock, $.10 Par Value -    2,581,547 shares as of January 31, 2015.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Index

Item	Page

Part I Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8-10

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11 -1 6

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II Other Information	18

Signatures	19


PART I. - FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

December 31, 2014	September 30, 2014

Assets

Current Assets:
Cash and cash equivalents	$1,004,705	$1,081,567
Accounts receivable-trade, net of
allowance for doubtful accounts
of $4,000 and $4,000	361,537	377,473
Inventories, net	467,082	473,839
Prepaid expenses and other current assets	70,830	89,721

Total current assets	1,904,154	2,022,600

Property, plant and equipment, net	486,524	474,694

Total assets	$2,390,678	$2,497,294

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$73,747	$73,293
Customer deposits	27,212	32,431
Accrued payroll and related expenses	55,084	50,234
Accrued compensated absences	152,150	148,903
Notes payable - short term	43,080	42,593
Other current liabilities	27,662	31,954

Total current liabilities	378,935	379,408

Notes payable -long term	399,211	410,178
Total other liabilities	399,211	410,178

Total liabilities	778,146	789,586


Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares,
Issued 4,324,140 shares in 2015 and 2014,
Outstanding 2,581,547 shares in 2015 and
2,583,507 in 2014	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(374,919)	(280,893)

Common stock in treasury, at cost
1,742,593 shares in 2015 and
1,740,633 shares in 2014	(1,693,669)	(1,692,519)

Total stockholders' equity	1,612,532	1,707,708

Total liabilities and stockholders' equity	$2,390,678	$2,497,294


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	December 31,
	2014	2013

Net sales	$849,927	$655,447

Cost of goods sold	539,813	456,913

Gross profit	310,114	198,534

Selling, general and
administrative expenses	400,188	366,547

Loss from operations	(90,074)	(168,013)

Other income (expense), net	(3,952)	(3,881)

Loss before income taxes	(94,026)	(171,894)

(Benefit) provision
for income taxes	0	0

Net loss	$(94,026)	$(171,894)

Net Loss Per Common Share
Basic and diluted loss per share	$(0.04)	$(0.07)

Weighted Average Common Shares
Outstanding
Shares used in computing net loss
per share:	2,583,025	2,585,086


See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31
	2014	2013

Cash flows from operating activities:
Net loss	$(94,026)	$(171,894)

Adjustments to reconcile net loss
to net cash provided by
(used in) operating activities:
Depreciation	26,769	32,702
Change in operating assets and liabilities:
Accounts receivable-trade	15,936	53,916
Federal and state income
tax recoverable	0	37,085
Inventories	6,757	9,894
Prepaid expenses and other assets	18,891	(24,194)
Accounts payable and customer
deposits	(4,765)	76,021
Accrued payroll and related expenses
and compensated absences	8,097	3,725
Other current liabilities	(4,292)	475

Net cash (used in) provided by
operating activities	(26,633)	17,730

Cash flows from investing activities:
Property, plant and equipment purchased	(38,599)	(2,361)

Net cash used in investing activities	(38,599)	(2,361)

Cash flows from financing activities:
Repayment of note payable	(10,480)	(10,015)
Purchase of treasury stock	(1,150)	(0)

Net cash used in financing activities	(11,630)	(10,015)


(Decrease) increase in cash and
cash equivalents	(76,862)	5,354

Cash and cash equivalents
at beginning of period	1,081,567	939,959

Cash and cash equivalents
at end of period	$1,004,705	$945,313

Supplemental Schedule of Cash Flow Information:
Interest	$5,111	$5,575



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   DECEMBER  31, 2014

Note 1. Summary of Significant Accounting Policies

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December  31, 2014 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2014.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

	December 31, 2014	September 30, 2014

Raw materials and stock parts	$352,764	$334,891
Work-in-process	32,221	46,292
Finished goods	82,097	92,656

	$467,082	$473,839

  The Company's reserve for obsolescence equaled $413,447 at December  31, 2014 and September 30, 2014. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

  None.

Note 6. Fair Value of Financial Instruments

  The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

  The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

  Sales to one customer represented approximately 28% of total sales for the three months ended December  31, 2014 compared to approximately 10% of total sales for the three months ended December  31, 2013. This one customer has represented approximately 25%, 14% and 21% of total sales for the fiscal years ending September 30, 2014, 2013 and 2012, respectively. A loss of this customer or programs related to this customer could materially impact the Company. Management does anticipate future orders from this customer upon completion of a current contract.


Note 8.  Notes Payable

  On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of December  31, 2014 and 2013 was $442,291 and $483,453 respectively. Interest accrued as of December 31, 2014 and 2013 was $1,603 and $1,749 respectively.

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

Note 9.  Earnings Per Share

  The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ending December 31, 2014 and 2013. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending December 31, 2014 and 2013.

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

Critical Accounting Policies

  The Company's condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER  31, 2014 vs. THREE MONTHS ENDED DECEMBER  31, 2013

  The following table sets forth the Company's net sales by major product group  for the three months ended December  31, 2014 and 2013.

Product group	Fiscal 2015	Fiscal 2014
Microwave Filter (MFC):
RF/Microwave	$384,632	$241,349
Satellite	307,206	305,626
Cable TV	129,112	84,685
Broadcast TV	26,321	21,582
Niagara Scientific (NSI):	2,656	2,205

Total	$849,927	$655,447

Sales backlog at December 31	$352,787	$1,331,100

  Net sales for the three months ended December  31, 2014 equaled $849,927,  an increase of $194,480 or 29.7%, when compared to net sales of $655,447 for the three months ended December  31, 2013.  The increase in sales can primarily be attributed to the increase in the Company’s RF/Microwave product sales.

   MFC’s RF/Microwave product sales increased $143,283 or 59.4% to $384,632 for the three months ended December  31, 2014 when compared to RF/Microwave product sales of $241,349 during the same period last year.  MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 28% of total sales for the three months ended December  31, 2014 and approximately 10% of total sales for the three months ended December  31, 2013.

  MFC’s Satellite product sales increased $1,580 or 0.5% to $307,206 for the three months ended December  31, 2014 when compared to Satellite product sales of $305,626 during the same period last year. The increase can be attributed to an increase in demand for the Company's filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales increased $44,427 or 52.5% to $129,112 for the three months ended December  31, 2014 when compared to Cable TV product sales of $84,685 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales increased $4,739 to $26,321 for the three months ended December  31, 2014 when compared to sales of $21,582 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $352,787 at December  31, 2014 compared to sales order backlog of $1,133,100 at December  31, 2013.  The decrease can primarily be attributed to one large OEM order received during the quarter ended December 31, 2013. The Company is still shipping on this order and management anticipates future orders from this Company upon completion of this current contract which ends in April 2015.  However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December  31, 2014 is scheduled to ship by September 30, 2015.

  Gross profit for the three months ended December  31, 2014 equaled $310,114, an increase of $111,580 or 56.2%, when compared to gross profit of $198,534 for the three months ended December  31, 2013. As a percentage of sales, gross profit equaled 36.5% for the three months ended December  31, 2014 compared to 30.3% for the three months ended December  31, 2013.  The improvements in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a larger base to absorb expenses.

  Selling, general and administrative (SGA) expenses for the three months ended December  31, 2014 equaled $400,188, an increase of $33,641 or 9.2%, when compared to SGA expenses of $366,547 for the three months ended December  31, 2013.  The increase can primarily be attributed to higher payroll and payroll related expenses. The Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 47.1% for the three months ended December  31, 2014 compared to 55.9% for the three months ended December  31, 2013 primarily due to the higher sales volume this year when compared to the same period last year.

  The Company recorded a loss from operations of $90,074 for the three months ended December  31, 2014 compared to a loss from operations of $168,013 for the three months ended December  31, 2013. The  improvement can primarily be attributed to the higher  sales volume this year when compared to the same period last year.

   Other income (expense) was an expense of $3,952 for the three months ended December 31, 2014 compared to an expense of $3,881 for the for the three months ended December 31, 2013 primarily due to interest expense of $5,129 for the three months ended December 31, 2014 and interest expense of $5,598 for the three months ended December 31, 2013.


  The (benefit) provision for income taxes equaled $0 for the three months ended December  31, 2014 and December  31, 2013. We have not recognized any (benefit) provision for income taxes.  Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

  At December  31, 2014 and 2013, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

  MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	December 31, 2014	September 30, 2014

Cash & cash equivalents	$1,004,705	$1,081,567
Working capital	$1,525,219	$1,643,192
Current ratio	5.02 to 1	5.33 to 1
Long-term debt	$399,211	$410,178

  Cash and cash equivalents decreased $76,862 to $1,004,705 at December  31, 2014 when compared to cash and cash equivalents of $1,081,567 at September 30, 2014. The decrease was a result of $26,633 in net cash used in operating activities, $38,599 in net cash used for capital expenditures,  $10,480 in net cash used for repayment of a note payable and $1,150 in net cash used to purchase treasury stock.

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

  Management believes that its working capital requirements for at least the next twelve months will be met by its existing cash balances, future cash flows from operations and its current credit arrangements.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As a “smaller reporting company”’ we are not required to provide information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  Management’s responsibility includes establishing and maintaining adequate internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None.

Item 1A. Risk Factors

         Not applicable.

Item 2.  Changes in Securities

         The Company purchased 1,960 shares of common stock at an average price of $.59 per share into treasury during the three months ended December 31, 2014.

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

                               MICROWAVE FILTER COMPANY, INC.

   February  13, 2015       Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

   February  13, 2015        Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
