Form 10-Q
period 2015-03-31
MICROWAVE FILTER CO INC /NY/
filed 2015-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For  the quarterly period ended March  31, 2015

Commission file number 0-10976

MICROWAVE FILTER COMPANY, INC.

(Exact name of registrant as specified in its charter.)

New York	16-0928443
(State of Incorporation)	(I.R.S. Employer Identification Number)

6743 Kinne Street, East Syracuse, N.Y.	13057
(Address of Principal Executive Offices)	(Zip Code)

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

  Common Stock, $.10 Par Value -    2,581,466 shares as of May 1, 2015.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q


PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	September 30, 2014

Assets

Current Assets:
Cash and cash equivalents	$1,076,665	$1,081,567
Accounts receivable-trade, net of
allowance for doubtful accounts
of $4,000 and $4,000	271,422	377,473
Inventories, net	473,489	473,839
Prepaid expenses and other current assets	81,667	89,721

Total current assets	1,903,243	2,022,600

Property, plant and equipment, net	459,792	474,694

Total assets	$2,363,035	$2,497,294

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$106,064	$73,293
Customer deposits	25,851	32,431
Accrued payroll and related expenses	76,432	50,234
Accrued compensated absences	160,231	148,903
Notes payable - short term	43,517	42,593
Other current liabilities	29,249	31,954

Total current liabilities	441,344	379,408

Notes payable - long term	388,121	410,178
Total other liabilities	388,121	410,178

Total liabilities	829,465	789,586


Stockholders' Equity:
Common stock, $.10 par value
Authorized 5,000,000 shares, Issued
4,324,140 shares in 2015 and 2014,
Outstanding 2,581,466 shares in 2015
and 2,583,507 in 2014	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(453,835)	(280,893)

Common stock in treasury, at cost
1,742,674 shares in 2015 and 1,740,633
shares in 2014	(1,693,715)	(1,692,519)

Total stockholders' equity	1,533,570	1,707,708

Total liabilities and stockholders' equity	$2,363,035	$2,497,294



See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014

Net sales	$839,433	$946,975	$1,689,360	$1,602,422

Cost of goods sold	528,946	567,856	1,068,759	1,024,769

Gross profit	310,487	379,119	620,601	577,653

Selling, general and
administrative expenses	390,153	359,162	790,341	725,709

(Loss) income from operations	(79,666)	19,957	(169,740)	(148,056)

Other income (expense), net	(1,318)	(2,232)	(5,270)	(6,113)

(Loss) income
before income taxes	(80,984)	17,725	(175,010)	(154,169)

(Benefit) provision
for income taxes	(2,068)	0	(2,068)	0

Net (loss) income	$(78,916)	$17,725	$(172,942)	$(154,169)

Per share data:
Basic and diluted earnings
(loss) per common share	$(0.03)	$0.01	$(0.07)	$(0.06)

Shares used in computing net
earnings (loss) per common share:
Basic and diluted	2,581,487	2,584,691	2,582,264	2,584,891



See Accompanying Notes to Condensed Consolidated Financial Statements


Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31
	2015	2014

Cash flows from operating activities:
Net loss	$(172,942)	$(154,169)

Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities:
Depreciation	53,904	65,515
Change in operating assets and liabilities:
Accounts receivable-trade	106,051	(44,705)
Federal and state income
tax recoverable	-	37,085
Inventories	350	866
Prepaid expenses and other assets	8,054	(13,277)
Accounts payable and customer
deposits	26,191	56,581
Accrued payroll and related expenses
and compensated absences	37,526	33,039
Other current liabilities	(2,705)	16

Net cash provided by (used in)
operating activities	56,429	(19,049)

Cash flows from investing activities:
Property, plant and equipment purchased	(39,002)	(3,490)

Net cash used in investing activities	(39,002)	(3,490)

Cash flows from financing activities:
Repayment of note payable	(21,133)	(20,203)
Purchase of treasury stock	(1,196)	(310)

Net cash used in financing activities	(22,329)	(20,513)


Decrease in cash and cash equivalents	(4,902)	(43,052)

Cash and cash equivalents
at beginning of period	1,081,567	939,959

Cash and cash equivalents
at end of period	$1,076,665	$896,907

Supplemental Schedule of Cash Flow Information:
Interest paid	$10,048	$10,978



See Accompanying Notes to Condensed Consolidated Financial Statements


MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   MARCH  31, 2015

Note 1. Summary of Significant Accounting Policies

  The following condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March  31, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended September 30, 2014.

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

Note 3. Inventories

  Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

  Inventories net of reserve for obsolescence consisted of the following:

	March 31, 2015	September 30, 2014
Raw materials and stock parts	$367,697	$334,891
Work-in-process	37,470	46,292
Finished goods	68,322	92,656

	$473,489	$473,839

   The Company's reserve for obsolescence equaled $413,447 at March  31, 2015 and September 30, 2014. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 7. Significant Customers

  Sales to one customer represented approximately 31% of total sales for the six months ended March  31, 2015 compared to approximately 22% of total sales for the six months ended March  31, 2014. A loss of this customer or programs related to this customer could materially impact the Company. The Company did receive orders totaling $857,550 from this customer during the quarter ended March 31, 2015 with shipments beginning in May 2015 and ending in May 2016.


Note 8. Notes Payable

 On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of March 31, 2015 and 2014 was $431,638 and $473,265 respectively. Interest accrued as of March 31, 2015  and 2014 was $1,565 and $1,648, respectively.

 The Company has secured this Note by: (a) a Mortgage, Assignment of Rents, Security Agreement and Fixture Filing which creates a 1st lien on real property situated in the Town of Dewitt, County of Onondaga, and State of New York and known as 6743 Kinne Street, East Syracuse, New York; (b) a General Assignment of Rents and Leases; (c) an Environmental Compliance and Indemnification; and (d) such other security as may now or hereafter begiven to Lender as collateral for the loan.

Note 9. Earnings Per Share

  The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended March 31, 2015 and 2014. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending March 31, 2015 and 2014.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH  31, 2015 vs. THREE MONTHS ENDED MARCH  31, 2014

The following table sets forth the Company's net sales by major product group  for the three months ended March  31, 2015 and 2014.

Product group	Fiscal 2015	Fiscal 2014
Microwave Filter (MFC):
RF/Microwave	$482,615	$506,403
Satellite	203,216	278,068
Cable TV	98,022	106,206
Broadcast TV	53,211	55,406
Niagara Scientific (NSI):	2,369	892

Total	$839,433	$946,975

Sales backlog at March 31	$989,483	$1,049,592

  Net sales for the three months ended March  31, 2015  equaled $839,433,  a decrease of $107,542 or 11.4%, when compared to net sales of $946,975 for the three months ended March 31, 2014.  The Company is experiencing a slowdown in orders in all product groups. Management attributes this to the slowing economy and the stronger dollar which has hurt exports. Exports sales decreased $47,549  to $103,503 during the three months ended March 31, 2015 when compared to export sales of $151,052 during the same period last year. The Company is actively developing new products and continues to pursue opportunities with current and new customers.

   MFC’s RF/Microwave product sales decreased $23,788 or 4.7% to $482,615 for the three months ended March  31, 2015 when compared to RF/Microwave product sales of $506,403 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 35% of total sales for the three months ended March  31, 2015 and approximately 31% of total sales for the three months ended March  31, 2014.

   MFC’s Satellite product sales decreased $74,852 or 26.9% to $203,216 for the three months ended March  31, 2015 when compared to Satellite product sales of $278,068 during the same period last year. Despite the decrease in sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.


  MFC’s Cable TV product sales decreased $8,184 or 7.7% to $98,022 for the three months ended March  31, 2015 when compared to Cable TV product sales of $106,206 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales decreased $2,195 to $53,211 for the three months ended March  31, 2015 when compared to sales of $55,406 during the same period last year. The decrease can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

  MFC's sales order backlog equaled $989,483 at March  31, 2015 compared to sales order backlog of $1,049,592 at March  31, 2014. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 69% of the total sales order backlog at March  31, 2015 is scheduled to ship by September 30, 2015.

   Gross profit for the three months ended March  31, 2015 equaled $310,487, a decrease of $68,632 or 18.1%, when compared to gross profit of $379,119 for the three months ended March  31, 2014. As a percentage of sales, gross profit equaled 37.0% for the three months ended March  31, 2015 compared to 40.0% for the three months ended March  31, 2014.  The decreases in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb fixed expenses.

   Selling, general and administrative (SGA) expenses for the three months ended March  31, 2015 equaled $390,153, an increase of $30,991 or 8.6%, when compared to SGA expenses of $359,162 for the three months ended March  31, 2014.  The increase can primarily be attributed to increases in payroll and payroll related expenses as a result of the reinstatement of vacation benefits which had been suspended during fiscal 2013. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses increased to 46.5% for the three months ended March  31, 2015 when compared to 37.9% for the three months ended March  31, 2014 due to both the lower sales volume this year providing a lower base to absorb expenses and the higher expenses this year when compared to the same period last year.

  The Company recorded a loss from operations of $79,666 for the three months ended March  31, 2015 compared to income from operations of $19,957 for the three months ended March  31, 2014. The decrease in operating income can primarily be attributed to the lower sales volume and higher SGA expense this year when compared to the same period last year.


  Other income (expense) was an expense of $1,318 for the three months ended March 31, 2015 compared to expense of $2,232 for the three months ended March 31, 2014 primarily due to interest expense of $4,899 and $5,302 for the three months ended March 31, 2015 and 2014, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

   The (benefit) provision for income taxes equaled a benefit of $2,086 for the three months ended March  31, 2015 and $0 for the three months ended March  31, 2014.  The benefit for the current fiscal year can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

SIX MONTHS ENDED MARCH  31, 2015 vs. SIX MONTHS ENDED MARCH 31, 2014

The following table sets forth the Company's net sales by major product group for the six months ended March  31, 2015 and 2014.

Product group	Fiscal 2015	Fiscal 2014
Microwave Filter (MFC):
RF/Microwave	$867,247	$747,752
Satellite	510,422	583,694
Cable TV	227,134	190,891
Broadcast TV	79,532	76,988
Niagara Scientific (NSI):	5,025	3,097

Total	$1,689,360	$1,602,422

Sales backlog at March 31	$989,483	$1,049,592

  Net sales for the six months ended March  31, 2015 equaled $1,689,360, an increase of $86,938 or 5.4%, when compared to net sales of $1,602,422 for the six months ended March  31, 2014. The increase in sales can primarily be attributed to the increase in the Company’s RF/Microwave product sales.


  MFC’s RF/Microwave product sales increased $119,495 or 16.0% to $867,247 for the six months ended March  31, 2015 when compared to RF/Microwave product sales of $747,752 during the same period last year.  MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 31% of total sales for the six months ended March  31, 2015 compared to approximately 22% of total sales for the six months ended March  31, 2014.

   MFC’s Satellite product sales decreased $73,272 or 12.6% to $510,422 for the six months ended March  31, 2015 when compared to satellite product sales of $583,694 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

   MFC’s Cable TV product sales increased $36,243 or 19.0% to $227,134 for the six months ended March  31, 2015 when compared to Cable TV product sales of $190,891 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

  MFC’s Broadcast TV/Wireless Cable product sales increased $2,544 or 3.3% to $79,532 for the six months ended March  31, 2015 when compared to sales of $76,988 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

   MFC's sales order backlog equaled $989,483 at March  31, 2015 compared to sales order backlog of $1,049,592 at March  31, 2014. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 69% of the total sales order backlog at March  31, 2015 is scheduled to ship by September 30, 2015.

  Gross profit for the six months ended March  31, 2015 equaled $620,601, an increase of $42,948 or 7.4%, when compared to gross profit of $577,653 for the six months ended March 31, 2014.  As a percentage of sales, gross profit equaled to 36.7% for the six months ended March  31, 2015 compared to 36.0% for the six months ended March  31, 2014.  The increases in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb fixed expenses.


  SG&A expenses for the six months ended March  31, 2015 equaled $790,341,  an increase of $64,632 or 8.9%, when compared to SG&A expenses of $725,709 for the six months ended March  31, 2014.  The increase can primarily be attributed to higher payroll and payroll related expenses as a result of the reinstatement of vacation benefits which had been suspended during fiscal 2013. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses increased to 46.8% for the six months ended March  31, 2015 compared to 45.3% for the six months ended March  31, 2014 primarily due to the higher expenses this year when compared to the same period last year.

  The Company recorded a loss from operations of $169,740 for the six months ended March  31, 2015 compared to a loss from operations of $148,056 for the six months ended March  31, 2014.  The decrease in operating income can primarily be attributed to the higher SGA expenses this year when compared to the same period last year.

  Other income (expense) was an expense of $5,270 for the six months ended March 31, 2015 compared to an expense of $6,113 for the six months ended March 31, 2014 primarily due to interest expense of $10,028 and $10,900 for the six months ended March 31, 2015 and 2014, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

  The (benefit) provision for income taxes equaled $2,068 for the six months ended March  31, 2015 and $0 for the six months ended March  31, 2014.  The benefit for the current fiscal year can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not.  As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

   At March  31, 2015 and 2014, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.


LIQUIDITY and CAPITAL RESOURCES

	March 31, 2015	September 30, 2014

Cash & cash equivalents	$1,076,665	$1,081,567
Working capital	$1,461,899	$1,643,192
Current ratio	4.31 to 1	5.33 to 1
Long-term debt	$388,121	$410,178

  Cash and cash equivalents decreased $4,902 to $1,076,665 at March  31, 2015 when compared to cash and cash equivalents of $1,081,567 at September 30, 2014. The decrease was a result of $56,429 in net cash provided by operating activities, $39,002 in net cash used for capital expenditures, $21,133 in net cash used for repayment of a note payable and $1,196 used to purchase treasury stock.

  The increase of $56,429 in net cash provided by operating activities can primarily be attributed to favorable changes in operating assets and liabilities. The decrease in accounts receivable of $106,051 at March  31, 2015 when compared to September 30, 2014 can primarily be attributed to timely collections.  The increase in accounts payable of $32,771 at March 31, 2015 when compared to September 30, 2014 can primarily be attributed to the timing of purchases and payments to vendors.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   In an effort to provide investors a balanced view of the Company's current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company's management about future performance. These statements which are not historical information are "forward-looking statements" pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2014 Annual Report and Form 10-K for the fiscal year ended September 30, 2014 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As a “smaller reporting company” we are not required to provide information required by this item.


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


                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 1A. Risk Factors

         Not applicable.

Item 2.  Changes in Securities

         The Company purchased 81 shares of common stock at an average price of $.57 per share into treasury during the three months ended March 31, 2015.

Item 3.  Defaults Upon Senior Securities

         The Company has no senior securities.

Item 4.  Mine Safety Disclosures

          Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits

         a.  Exhibits

            31.1  Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

            31.2  Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

            32.1  Section 1350 Certification of Carl F. Fahrenkrug and Richard L. Jones


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROWAVE FILTER COMPANY, INC.

   May  13, 2015               Carl F. Fahrenkrug
(Date)                              --------------------------
                                        Carl F. Fahrenkrug
                                        Chief Executive Officer

   May  13, 2015                Richard L. Jones
(Date)                               --------------------------
                                         Richard L. Jones
                                         Chief Financial Officer
