Form 10-Q
period 2015-06-30
MICROWAVE FILTER CO INC /NY/
filed 2015-08-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

Commission file number 0-10976

MICROWAVE FILTER COMPANY, INC.

(Exact name of registrant as specified in its charter.)

New York	16-0928443
(State of Incorporation)	(I.R.S. Employer Identification Number)

6743 Kinne Street, East Syracuse, N.Y.	13057
(Address of Principal Executive Offices)	(Zip Code)

(315) 438-4700

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if smaller reporting company)

Smaller reporting company [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value - 2,581,466 shares as of August 4, 2015.

MICROWAVE FILTER COMPANY, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015	September 30, 2014

Assets
Current Assets:
Cash and cash equivalents	$851,020	$1,081,567
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	443,384	377,473
Inventories, net	511,158	473,839
Prepaid expenses and other current assets	56,096	89,721
Total current assets	1,861,658	2,022,600

Property, plant and equipment, net	440,156	474,694

Total assets	$2,301,814	$2,497,294

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$113,433	$73,293
Customer deposits	63,367	32,431
Accrued payroll and related expenses	54,793	50,234
Accrued compensated absences	158,604	148,903
Notes payable - short term	44,019	42,593
Other current liabilities	20,500	31,954
Total current liabilities	454,716	379,408

Notes payable - long term	376,951	410,178
Total other liabilities	376,951	410,178

Total liabilities	831,667	789,586

Stockholders’ Equity:

Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2015 and 2014, Outstanding 2,581,466 shares in 2015 and 2,583,507 in 2014	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(517,258)	(280,893)

Common stock in treasury, at cost 1,742,674 shares in 2015 and 1,740,633 shares in 2014	(1,693,715)	(1,692,519)

Total stockholders’ equity	1,470,147	1,707,708

Total liabilities and stockholders’ equity	$2,301,814	$2,497,294

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$863,372	$1,019,881	$2,552,732	$2,622,303

Cost of goods sold	570,913	560,850	1,639,672	1,585,619

Gross profit	292,459	459,031	913,060	1,036,684

Selling, general and administrative expenses	352,923	364,247	1,143,264	1,089,956

(Loss) income from operations	(60,464)	94,784	(230,204)	(53,272)

Other income (expense), net	(2,959)	(4,002)	(8,229)	(10,115)

(Loss) income before income taxes	(63,423)	90,782	(238,433)	(63,387)

(Benefit) provision for income taxes	(0)	(3,597)	(2,068)	(3,597)

Net (loss) income	$(63,423)	$94,379	$(236,365)	$(59,790)

Per share data:

Basic and diluted earnings (loss) per common share	$(0.02)	$0.04	$(0.09)	$(0.02)

Shares used in computing net earnings (loss) per common share:
Basic and diluted	2,581,466	2,584,450	2,581,998	2,584,744

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(236,365)	$(59,790)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	81,313	98,660
Change in operating assets and liabilities:
Accounts receivable-trade	(65,911)	(30,822)
Federal and state income tax recoverable	0	37,085
Inventories	(37,319)	32,779
Prepaid expenses and other assets	33,625	14,418
Accounts payable and customer deposits	71,076	26,556
Accrued payroll and related expenses and compensated absences	14,260	45,620
Other current liabilities	(11,454)	(760)
Net cash (used in) provided by operating activities	(150,775)	163,746

Cash flows from investing activities:
Property, plant and equipment purchased	(46,775)	(20,736)
Net cash used in investing activities	(46,775)	(20,736)

Cash flows from financing activities:
Repayment of note payable	(31,801)	(30,391)
Purchase of treasury stock	(1,196)	(413)
Net cash used in financing activities	(32,997)	(30,804)

(Decrease) increase in cash and cash equivalents	(230,547)	112,206

Cash and cash equivalents at beginning of period	1,081,567	939,959

Cash and cash equivalents at end of period	$851,020	$1,052,165

Supplemental Schedule of Cash Flow Information:
Interest paid	$14,972	$16,382

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Note 1. Summary of Significant Accounting Policies

The following condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2015. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2014.

Note 2. Industry Segment Data

The Company’s primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics.

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

Inventories net of reserve for obsolescence consisted of the following:

	June 30, 2015	September 30, 2014

Raw materials and stock parts	$409,281	$334,891
Work-in-process	23,062	46,292
Finished goods	78,815	92,656
	$511,158	$473,839

The Company’s reserve for obsolescence equaled $413,447 at June 30, 2015 and September 30, 2014. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

The Company follows FASB ASC 740-10. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements  and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined it has no uncertain tax positions and therefore no amounts are recorded.

Note 5. Legal Matters

None.

Note 6. Fair Value of Financial Instruments

The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

Sales to one customer represented approximately 34% of total sales for the nine months ended June 30, 2015 compared to approximately 26% of total sales for the nine months ended June 30, 2014. A loss of this customer or programs related to this customer could materially impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of June 30, 2015 and September 30, 2014 was $420,970 and $452,771 respectively. Interest accrued as of June 30, 2015 and September 30, 2014 was $1,474 and $1,585, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended June 30, 2015 and 2014. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending June 30, 2015 and 2014.

Note 10. Recent Accounting Pronouncements

None applicable.

MICROWAVE FILTER COMPANY, INC.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

Revenues from product sales are recorded as the products are shipped and title and risk of loss have passed to the customer, provided that no significant vendor or post-contract support obligations remain and the collection of the related receivable is probable. Billings in advance of the Company’s performance of such work are reflected as customer deposits in the accompanying condensed consolidated balance sheet.

Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

The Company’s inventories are stated at the lower of cost determined on the first-in, first-out method or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 vs. THREE MONTHS ENDED JUNE 30, 2014

The following table sets forth the Company’s net sales by major product group for the three months ended June 30, 2015 and 2014.

Product group	Fiscal 2015	Fiscal 2014
Microwave Filter (MFC):
RF/Microwave	$471,762	$595,928
Satellite	222,527	240,423
Cable TV	134,933	160,186
Broadcast TV	32,173	22,708
Niagara Scientific (NSI):	1,977	636
Total	$863,372	$1,019,881

Sales backlog at June 30	$742,052	$792,917

Net sales for the three months ended June 30, 2015 equaled $863,372, a decrease of $156,509 or 15.3%, when compared to net sales of $1,019,881 for the three months ended June 30, 2014. The decrease in sales can primarily be attributed to the decrease in sales of the Company’s RF/Microwave product sales.

MFC’s RF/Microwave product sales decreased $124,166 or 20.8% to $471,762 for the three months ended June 30, 2015 when compared to RF/Microwave product sales of $595,928 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer equaled $330,815 or approximately 38% of total sales for the three months ended June 30, 2015 and $317,394 or approximately 31% of total sales for the three months ended June 30, 2014. Sales to the US Government and other OEM customers were down $137,587 for the three months ended June 30, 2015 when compared to the same period last year which management attributes to the decrease in defense spending. The Company is actively developing new products and continues to pursue opportunities with current and new companies.

MFC’s Satellite product sales decreased $17,896 or 7.4% to $222,527 for the three months ended June 30, 2015 when compared to Satellite product sales of $240,423 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes a portion of this decrease to the strong dollar since a number of these products are shipped overseas. Export sales decreased $67,753 or 43.3% to $88,704 during the three months ended June 30, 2015 when compared to export sales of $156,457 during the three months ended June 30, 2014.

MFC’s Cable TV product sales decreased $25,253 or 15.8% to $134,933 for the three months ended June 30, 2015 when compared to Cable TV product sales of $160,186 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $9,465 to $32,173 for the three months ended June 30, 2015 when compared to sales of $22,708 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

MFC’s sales order backlog equaled $742,052 at June 30, 2015 compared to sales order backlog of $792,917 at June 30, 2014. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 64% of the total sales order backlog at June 30, 2015 is scheduled to ship by September 30, 2015.

Gross profit for the three months ended June 30, 2015 equaled $292,459, a decrease of $166,572 or 36.3%, when compared to gross profit of $459,031 for the three months ended June 30, 2014. The decrease in gross profit can be attributed to the lower sales volume this year and higher direct material costs as a percentage of sales this year due to product sales mix. As a percentage of sales, gross profit equaled 33.9% for the three months ended June 30, 2015 compared to 45.0% for the three months ended June 30, 2014. The decrease in gross profit as a percentage of sales can be attributed to the higher direct material costs this year and the lower sales volume this year when compared to the same period last year providing a lower base to absorb expenses.

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2015 equaled $352,923, a decrease of $11,324 or 3.1%, when compared to SGA expenses of $364,247 for the three months ended June 30, 2014. As a percentage of sales, SGA expenses increased to 40.9% for the three months ended June 30, 2015 when compared to 35.7% for the three months ended June 30, 2014 due to the lower sales volume this year providing a lower base to absorb expenses.

The Company recorded a loss from operations of $60,464 for the three months ended June 30, 2015 compared to income from operations of $94,784 for the three months ended June 30, 2014. The decrease in operating income can primarily be attributed to the lower gross profit this year when compared to the same period last year.

Other income (expense) was an expense of $2,959 for the three months ended June 30, 2015 compared to an expense of $4,002 for the three months ended June 30, 2014 primarily due to interest expense of $4,832 and $5,375 for the three months ended June 30, 2015 and 2014, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

The (benefit) provision for income taxes equaled $0 for the three months ended June 30, 2015 and a benefit of $3,597 for the three months ended June 30, 2014. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

NINE MONTHS ENDED JUNE 30, 2015 vs. NINE MONTHS ENDED JUNE 30, 2014

The following table sets forth the Company’s net sales by major product group for the nine months ended June 30, 2015 and 2014.

Product group	Fiscal 2015	Fiscal 2014
Microwave Filter (MFC):
RF/Microwave	$1,339,009	$1,343,680
Satellite	732,949	824,117
Cable TV	362,067	351,077
Broadcast TV	111,705	99,696
Niagara Scientific (NSI):	7,002	3,733
Total	$2,552,732	$2,622,303

Sales backlog at June 30	$742,052	$792,917

Net sales for the nine months ended June 30, 2015 equaled $2,552,732, a decrease of $69,571 or 2.7%, when compared to net sales of $2,622,303 for the nine months ended June 30, 2014. The decrease in sales can primarily be attributed to the decrease in the sales of the Company’s Satellite product sales.

MFC’s Satellite product sales decreased $91,168 or 11.1% to $732,949 for the nine months ended June 30, 2015 when compared to satellite product sales of $824,117 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes a portion of this decrease to the strong dollar since a number of these products are shipped overseas. Export sales decreased $205,922 or 42.8% to $275,306 during the nine months ended June 30, 2015 when compared to export sales of $481,228 during the nine months ended June 30, 2014.

MFC’s RF/Microwave product sales decreased $4,671 or 0.3% to $1,339,009 for the nine months ended June 30, 2015 when compared to RF/Microwave product sales of $1,343,680 during the same period last year. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer equaled $858,752 or approximately 34% of total sales for the nine months ended June 30, 2015 compared to $673,749 or 26% of total sales for the nine months ended June 30, 2014. Sales to the US Government and other OEM customers were down $189,674 for the nine months ended June 30, 2015 when compared to the same period last year which management attributes to the decrease in defense spending. The Company is actively developing new products and continues to pursue opportunities with current and new companies.

MFC’s Cable TV product sales increased $10,990 or 3.1% to $362,067 for the nine months ended June 30, 2015 when compared to Cable TV product sales of $351,077 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $12,009 or 12.0% to $111,705 for the nine months ended June 30, 2015 when compared to sales of $99,696 during the same period last year. The increase can be attributed to an increase in demand for UHF Broadcast products which are primarily sold to system integrators for rural communities.

MFC’s sales order backlog equaled $742,052 at June 30, 2015 compared to sales order backlog of $792,917 at June 30, 2014. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 64% of the total sales order backlog at June 30, 2015 is scheduled to ship by September 30, 2015.

Gross profit for the nine months ended June 30, 2015 equaled $913,060, a decrease of $123,624 or 11.9%, when compared to gross profit of $1,036,684 for the nine months ended June 30, 2014. As a percentage of sales, gross profit equaled 35.8% for the nine months ended June 30, 2015 compared to 39.5% for the nine months ended June 30, 2014. The decreases in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb expenses and higher direct material costs as a percentage of sales this year primarily due to product sales mix.

SG&A expenses for the nine months ended June 30, 2015 equaled $1,143,264, an increase of $53,308 or 4.9%, when compared to SG&A expenses of $1,089,956 for the nine months ended June 30, 2014. The increase can be attributed to higher payroll and payroll related expenses as a result of the reinstatement of vacation benefits which had been suspended during fiscal 2013. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses increased to 44.8% for the nine months ended June 30, 2015 compared to 41.6% for the nine months ended June 30, 2014 due to the higher expenses and the lower sales volume this year when compared to the same period last year.

The Company recorded a loss from operations of $230,204 for the nine months ended June 30, 2015 compared to a loss from operations of $53,272 for the nine months ended June 30, 2014. The decrease in operating income can be attributed to the lower gross profit and the higher SGA expenses this year when compared to the same period last year.

Other income (expense) was an expense of $8,229 for the nine months ended June 30, 2015 compared to an expense of $10,115 for the nine months ended June 30, 2014 primarily due to interest expense of $14,860 and $16,275 for the nine months ended June 30, 2015 and 2014, respectively. Other income generally consists of sales of scrap material, stock transfer fees, the forfeiture of non-refundable deposits and other incidental items.

The (benefit) provision for income taxes equaled a benefit of $2,068 for the nine months ended June 30, 2015 and a benefit of $3,597 for the nine months ended June 30, 2014. The tax benefits for both years represented Federal refunds from prior fiscal years. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At June 30, 2015 and 2014, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	June 30, 2015	September 30, 2014

Cash & cash equivalents	$851,020	$1,081,567
Working capital	$1,406,942	$1,643,192
Current ratio	4.09 to 1	5.33 to 1
Long-term debt	$376,951	$410,178

Cash and cash equivalents decreased $230,547 to $851,020 at June 30, 2015 when compared to cash and cash equivalents of $1,081,567 at September 30, 2014. The decrease was a result of $150,775 in net cash used in operating activities, $46,775 in net cash used for capital expenditures, $31,801 in net cash used for repayment of a note payable and $1,196 in net cash used to purchase treasury stock.

The $150,775 in net cash used in operating activities can primarily be attributed to the net loss of $236,365 for the nine months ended June 30, 2015 net of depreciation expense of $81,313.

The increase in accounts receivable of $65,911 at June 30, 2015 when compared to September 30, 2014 can primarily be attributed to the higher shipments during the month ended June 30, 2015 when compared to the month ended September 30, 2014. Net sales for the month ended June 30, 2015 equaled $519,206 compared to net sales of $465,797 for the month ended September 30, 2014.

The increase in inventories of $37,319 at June 30, 2015 when compared to September 30, 2014 can be attributed to the timing of purchases and our customer’s scheduled delivery dates.

The increase in accounts payable of $40,140 at June 30, 2015 when compared to September 30, 2014 can be attributed to the increase in inventories and the timing of purchases and payments to vendors.

The increase in customer deposits of $30,936 at June 30, 2015 when compared to September 30, 2014 can be attributed to an increase in down payments on custom orders and an increase in the number of companies paying with credit cards at time of order.

Capital expenditures consisted primarily of building improvements and electronic test equipment. The Company does not have any material capital expenditures planned for the forseeable future.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2014 Annual Report and Form 10-K for the fiscal year ended September 30, 2014 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

None during the three months ended June 30, 2015.

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

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROWAVE FILTER COMPANY, INC.

August 13, 2015	/s/ Carl F. Fahrenkrug
(Date)	Carl F. Fahrenkrug
Chief Executive Officer

August 13, 2015	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

