Form 10-K
period 2015-09-30
MICROWAVE FILTER CO INC /NY/
filed 2015-12-14
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to ______________

Commission file number 0-10976

Microwave Filter Company, Inc

(Exact name of registrant as specified in its charter)

New York	16-0928443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6743 Kinne Street, East Syracuse, NY	13057
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code (315) 438-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.10 per share

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,303,091.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 16, 2015: 2,581,466

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

2

MICROWAVE FILTER COMPANY, INC.

Form 10-K

Index

PART I

PART II

PART III

PART IV

Item 15.	Financial Statement Schedules and Exhibits	19
	Signatures	20

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2015 Annual Report and Form 10-K for the fiscal year ended September 30, 2015 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

GENERAL DEVELOPMENT OF BUSINESS

Microwave Filter Company, Inc. (hereinafter referred to as MFC) was incorporated in New York State on September 26, 1967. MFC is the successor of Microwave Filter Company which was founded in April of 1967.

On July 1, 1990, MFC acquired Niagara Scientific, Inc. (hereinafter referred to as NSI.)

MFC and its subsidiaries are sometimes referred to collectively as the “Company.”

NARRATIVE DESCRIPTION OF BUSINESS

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

The manufacturing facility includes a modern CAD system, a test department with automated network analyzers to 50 GHz, a high capacity conveyor soldering oven and a fully compliant finishing operation. The Company’s Quality Management System has been certified ISO 9001:2008 recognizing the Company as a quality vendor.

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

Other in-house testing facilities include environmental chambers capable of testing products for temperatures of -40 to 200 degrees Celsius and humidity up to 100 percent. Several high power amplifiers are available for power tests. We have 2500 watt capability from 88-108Mhz with 200 watt capability up to 2200 Mhz. Facilities are also available for salt spray, sand and dust, shock and vibration, RFI leakage and altitude testing.

MARKETS

Microwave Filter Company, Inc. (MFC)

Cable Television (CATV) - The CATV marketplace has changed due to the transition from analog to digital television. Digital Television (DTV) is a type of broadcasting technology that has transformed television viewing. DTV enables broadcasters to offer television with movie-quality picture and sound. It also offers greater multicasting and interactive capabilities. DTV is a more flexible and spectrum efficient technology than the NTSC “analog” broadcast system. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super sharp “high definition” (HDTV) program or multiple “standard definition” DTV programs simultaneously using the RF spectrum more efficiently. Providing several program streams on one broadcast channel is called “multicasting.” The number of programs a station can send on one digital channel depends on the level of picture detail, also known as “resolution.” DTV can provide interactive video and data services that are not possible with “analog” technology. Converting to DTV will eventually free up parts of the scarce and valuable broadcast airwaves. Those portions of the spectrum can then be used for other important services, such as advanced wireless and public safety services (police, fire, rescue squads, etc.). Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC serves this market principally with three product groups. One popular area includes standard and custom filters used at the headend to process signals and remove interference. A very popular application involves removing or re-routing TV channels to organize programming line-ups in multi-dwelling facilities (i.e. hospitals, senior living facilities.)

Since all cable operators initially receive substantial programming via satellite, products from our satellite market cross over into the cable television market. C-band satellite receive systems are prone to various types of terrestrial interference which are curable in many cases by applying MFC bandpass filters.

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

Another result of this analog to digital conversion was the elimination of the uppermost UHF channels (52-69) that operated between 698 - 806 MHz. Subsequently, part of this vacated frequency band was allocated for Public Safety communication use, while much of the remaining band has been auctioned off for Internet Service Provider (ISP) operations (e.g. - Verizon, AT&T, etc.) Now referred to as the “700 MHz Band” - many of these new applications utilize newly developed MFC filter products.

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

Mobile Radio and Data Links - MFC provides filters to a variety of mobile radio services such as cellular telephone, two way radio and paging to eliminate interference in transmit or receive equipment. More recently there has been demand for filters and diplexers for broadband microwave applications for Voice Over Internet Protocol (“VOIP”) with the number of services increasing and ISP use. The advent of license exempt applications has increased the need for interference filtering. With the number of services increasing and our air waves becoming more congested, filters are increasingly important to many transmit operations.

RF and Microwave - This market encompasses both commercial and military applications. Filters in defense applications are used for such purposes as air to ground communications, radar and land communications. In commercial areas, filters are used to protect such equipment as receivers, transmitters, transceivers and any other electronics used for signal processing. In addition to filters, this market is also served with MFC’s Ferrosorb product line. Ferrosorb is a microwave absorbing material available in sheets, loads and a variety of other shapes. The product is used to offer protection by shielding signals or absorbing selective bands.

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

WORLD TRADE

Management believes that international marketing is a route to the expansion of sales for MFC. Significant efforts have been made over the last few years to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions. The Company’s international sales decreased $187,059 or 29.9% to $438,089 for the fiscal year ended September 30, 2015 when compared to international sales of $625,148 during the fiscal year ended September 30, 2014. Management attributes a portion of this decrease to the strong dollar.

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

SEASONAL FLUCTUATIONS

There are no significant seasonal fluctuations in the Company’s business.

GOVERNMENT CONTRACTS

The Company is not dependent in any material respect on government contracts.

SIGNIFICANT CUSTOMERS

Sales to one customer represented approximately 33% of total sales for the fiscal year ended September 30, 2015 compared to approximately 25% of total sales for the fiscal year ended September 30, 2014. A loss of this customer or programs related to this customer could materially impact the Company.

EXPORT CONTROLS

Our products are subject to the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State. EAR restricts the export of defense products, technical data and defense services. We believe that we have implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations.

ENVIRONMENTAL REGULATION

Compliance with federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous waste and other activities affecting the environment has been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial statements and management believes that such compliance will not have a material effect on the Company’s liquidity and capital resources, competitive position or financial statements in the future.

BACKLOG

At September 30, 2015, the Company’s total backlog of orders, which represents firm orders from customers, was $431,287 compared to $579,632 at September 30, 2014. The total Company backlog at September 30, 2015 is scheduled to ship during fiscal 2016. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES

At September 30, 2015, the Company employed 39 full-time and 5 part-time employees.

RESEARCH AND DEVELOPMENT

The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $350,651 and $335,348 for the fiscal years 2015 and 2014, respectively. Research and development costs are charged to operations as incurred.

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

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

MFC’s office and manufacturing facility is located at 6743 Kinne Street, East Syracuse, New York. This facility, which is owned by MFC, consists of 40,000 square feet of office and manufacturing space located on 3.7 acres.

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2015 and 2014 was $410,178 and $452,771, respectively.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s securities are currently quoted on the OTCQB marketplace (www.otcmarkets.com) under the symbol “MFCO.”

The following table shows the high and low closing sales prices for MFC’s common stock for each full quarterly period within the two most recent fiscal years. The quotations represent prices in the over-the-counter market between dealers in securities. They do not include retail mark-ups, mark-downs or commissions.

Fiscal 2015	High	Low

Oct. 1, 2014 to Dec. 31, 2014	$0.71	$0.25
Jan. 1, 2015 to Mar. 31, 2015	0.65	0.45
Apr. 1, 2015 to June 30, 2015	0.59	0.45
July 1, 2015 to Sept. 30, 2015	0.53	0.35

Fiscal 2014	High	Low

Oct. 1, 2013 to Dec. 31, 2013	$0.54	$0.37
Jan. 1, 2014 to Mar. 31, 2014	0.69	0.43
Apr. 1, 2014 to June 30, 2014	0.69	0.44
July 1, 2014 to Sept. 30, 2014	0.58	0.43

The Company had 556 holders of record of its common stock at September 30, 2015.

Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into consideration various factors, including the Company’s financial condition, operating results and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial information is derived from and should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 8. - “Financial Statements and Supplemental Data.”

Five Year Summary of Financial Data

	2015	2014	2013	2012	2011
Net Sales	$3,541,053	$3,627,445	$2,872,491	$4,458,819	$5,043,934
Net Income (Loss)	$(202,682)	$38,567	$(551,473)	$75,801	$242,915
Total Assets	$2,216,236	$2,497,294	$2,424,430	$2,599,344	$2,914,960
Equity	$1,503,830	$1,707,708	$1,670,044	$2,221,661	$2,275,928
Long Term Debt	$365,650	$410,178	$452,771	$0	$0
Basic Earnings (Loss)
Per Share	$(0.08)	$0.01	$(0.21)	$0.03	$0.09
Diluted Earnings (Loss)
Per Share	$(0.08)	$0.01	$(0.21)	$0.03	$0.09
Shares Used In Computing Net
Earnings (Loss) Per Share:
Basic	2,581,864	2,584,564	2,585,204	2,585,845	2,587,807
Diluted	2,581,864	2,584,564	2,585,204	2,585,845	2,587,807
Cash ($) Dividends Paid Per
Share	$0	$0	$0	$0.05	$0.15

Net income (loss) as a percentage of:	2015	2014	2013	2012	2011
Net Sales	(5.72)%	1.06%	(19.20)%	1.70%	4.80%
Assets	(9.15)%	1.54%	(22.75)%	2.90%	8.30%
Equity	(13.48)%	2.26%	(33.02)%	3.40%	10.70%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Microwave Filter Company, Inc. (MFC) operates primarily in the United States and principally in one industry. The Company extends credit to business customers, including original equipment manufacturers (OEMs), distributors and other end users, based upon ongoing credit evaluations. Microwave Filter Company, Inc. designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio and commercial and defense electronics. NSI’s sales consist of spare parts orders.

RESULTS OF OPERATIONS

The following table sets forth the Company’s net sales by major product group for each of the fiscal years in the two year period ended September 30, 2015.

Product group	Fiscal 2015	Fiscal 2014

Microwave Filter:
RF/Microwave	$1,756,953	$1,822,281
Satellite	1,084,255	1,139,421
Cable TV	472,104	520,525
Broadcast TV	218,978	139,902
Niagara Scientific	8,763	5,316
Total	$3,541,053	$3,627,445

Sales backlog at 9/30	$431,287	$579,632

Fiscal 2015 compared to fiscal 2014

Consolidated net sales for the fiscal year ended September 30, 2015 equaled $3,541,053, a decrease of $86,392 or 2.4%, when compared to consolidated net sales of $3,627,445 during the fiscal year ended September 30, 2014. The decrease in sales can be attributed to the decrease in sales to the US Government. Sales to the US Government equaled $64,375 during fiscal 2015, a decrease of $217,216 or 77.1%, when compared to sales of $281,591 to the US Government during the fiscal year ended September 30, 2014. The Company also saw a decrease in export sales during fiscal 2015. Export sales decreased $187,059 or 29.9% to $438,089 during the fiscal year ended September 30, 2015 when compared to export sales of $625,148 during the fiscal year ended September 30, 2014. Management attributes a portion of this decrease to the strong dollar.

MFC’s RF/Microwave product sales decreased $65,328 or 3.6% to $1,756,953 during the fiscal year ended September 30, 2015 when compared to sales of $1,822,281 during the fiscal year ended September 30, 2014. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. Sales to the US Government decreased $217,216 to $64,375 during the fiscal year ended September 30, 2015 when compared to sales of $281,591 during the fiscal year ended September 30, 2014. Sales to the US Government consist primarily of spare parts which the Government purchases on an as needed basis. Sales to one OEM customer did increase $266,736 to $1,162,022 during the fiscal year ended September 30, 2015 representing approximately 33% of total sales when compared to sales of $895,286 for the fiscal year ended September 30, 2014 representing approximately 25% of total sales for the fiscal year. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

MFC’s Satellite product sales decreased $55,166 or 4.8% to $1,084,255 during the fiscal year ended September 30, 2015 when compared to sales of $1,139,421 during the fiscal year ended September 30, 2014. The decrease can be attributed to a decrease in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes a portion of this decrease to the strong dollar since a number of these products are shipped overseas. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC’s Cable TV product sales decreased $48,421 or 9.3% to $472,104 during the fiscal year ended September 30, 2015 when compared to Cable TV product sales of $520,525 during the fiscal year ended September 30, 2014. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV product sales increased $79,076 or 56.5% to $218,978 for the fiscal year ended September 30, 2015 when compared to sales of $139,902 for the fiscal year ended September 30, 2014. These products are primarily sold to system integrators for rural communities. The increase in sales can primarily be attributed to the development of wireless diplexers which were sold to a new customer.

At September 30, 2015, the Company’s total backlog of orders, which represents firm orders from customers, equaled $431,287 compared to $579,632 at September 30, 2014. The total Company backlog at September 30, 2015 is scheduled to ship during fiscal 2016. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Gross profit decreased $178,213 or 11.9% to $1,317,116 during the fiscal year ended September 30, 2015 when compared to gross profit of $1,495,329 during the fiscal year ended September 30, 2014. As a percentage of sales, gross profit equaled 37.2% during the fiscal year ended September 30, 2015 compared to 41.2% during the fiscal year ended September 30, 2014. The decrease in gross profit can be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb expenses and higher direct material costs as a percentage of sales primarily due to product sales mix.

Selling, general and administrative (SG&A) expenses increased $67,229 or 4.6% to $1,516,727 during the fiscal year ended September 30, 2015 when compared to SG&A expenses of $1,449,498 during the fiscal year ended September 30, 2014. The increase can be primarily be attributed to higher payroll and payroll related expenses as a result of the reinstatement of vacation benefits which had been suspended during fiscal 2013 and a decrease in bad debt expense last year due to a reduction in the allowance for doubtful accounts. The Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation. As a percentage of sales, SG&A expenses increased to 42.8% during fiscal 2015 compared to 40.0% during fiscal 2014 due to both the higher expenses and lower sales volume this year when compared to the same period last year.

Other income (expense) was an expense of $5,139 for the fiscal year ended September 30, 2015 compared an expense of $10,861 for the fiscal year ended September 30, 2014. Interest expense equaled $19,622 for the fiscal year ended September 30, 2015 compared to interest expense of $21,524 for the same period last year. Miscellaneous non-operating income consists primarily of sales of scrap material and the forfeiture of non-refundable deposits.

The Company recorded a benefit for income taxes of $2,068 for the fiscal year ended September 30, 2015 compared to a benefit for income taxes of $3,597 for the fiscal year ended September 30, 2014. The benefit for both fiscal years can be attributed to a prior year’s federal refund. Any provision for income tax expense was fully offset by a reversal of a portion of the Company’s valuation allowance. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	September 30
	2015	2014
Cash & cash equivalents	$896,667	$1,081,567
Working capital	$1,434,405	$1,643,192
Current ratio	5.14 to 1	5.33 to 1
Long-term debt	$365,650	$410,178

Cash and cash equivalents decreased $184,900 to $896,667 at September 30, 2015 when compared to $1,081,567 at September 30, 2014. The increase was a result of $70,580 in net cash used in operating activities, $70,531 in net cash used for capital expenditures, $42,593 in net cash used for repayment of a note payable and $1,196 in net cash used to purchase treasury stock.

The $70,580 in net cash used in operating activities can primarily be attributed to the net loss of $202,682 for the fiscal year ended September 30, 2015 net of depreciation expense of $110,150 and favorable changes in operating assets and liabilities.

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2015 and 2014 was $410,178 and $452,771, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2015 and 2014, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies

The Company’s consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes.

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

The Company’s inventories are valued at the lower of cost or market. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters.

The Company has deferred tax assets that are reviewed for recoverability and valued accordingly. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies. Valuations related to tax accruals and assets can be impacted by changes to tax codes, changes in statutory tax rates and the Company’s future taxable income levels. The Company has provided a full valuation allowance against its deferred tax assets.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost and net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose, and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. The Company’s adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of an extraordinary item from U.S. generally accepted accounting principles (“GAAP”). As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company’s adoption of ASU No. 2015-01 is not expected to have a material impact on the Company’s financial position or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2015 Annual Report and Form 10-K for the fiscal year ended September 30, 2015 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, the Company’s management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by “Item 10. Directors, Executive Officers, and Corporate Governance”, “Item 11. Executive Compensation”, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, “Item 13. Certain Relationships and Related Transactions, and Director Independence” and “Item 14. Principal Accountant Fees and Services”, is hereby incorporated by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14a under the Securities Exchange Act of 1934, as amended.

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

MICROWAVE FILTER COMPANY, INC.

By:	/s/ Carl F. Fahrenkrug
Carl F. Fahrenkrug
(President and Chief Executive Officer)

By:	/s/ Richard Jones
Richard Jones
(Vice President and Chief Financial Officer)

Dated: December 8, 2015

Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert R. Andrews	/s/ Carl F. Fahrenkrug
Robert R. Andrews	Carl F. Fahrenkrug
(Director)	(Director)

/s/ Frank Markovich	/s/ Richard L. Jones
Frank Markovich	Richard L. Jones
(Director)	(Director)

/s/ Sidney Chong
Sidney Chong
(Director)

Dated: December 8, 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Microwave Filter Company, Inc.

We have audited the accompanying consolidated balance sheet of Microwave Filter Company, Inc. as of September 30, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Microwave Filter Company, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Dannible & McKee, LLP
Dannible & McKee, LLP
Syracuse, New York
December 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Microwave Filter Company, Inc.

We have audited the accompanying consolidated balance sheet of Microwave Filter Company, Inc. as of September 30, 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Microwave Filter Company, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
December 18, 2014

Microwave Filter Company and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$896,667	$1,081,567
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	392,888	377,473
Inventories, net of obsolete inventory reserve of $429,255 and $413,447	447,507	473,839
Prepaid expenses and other current assets	44,099	89,721
Total current assets	1,781,161	2,022,600

Property, plant and equipment, net	435,075	474,694

Total Assets	$2,216,236	$2,497,294

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,610	$73,293
Customer deposits	7,391	32,431
Accrued payroll and related expenses	56,371	50,234
Accrued compensated absences	139,315	148,903
Notes Payable - Short Term	44,528	42,593
Other current liabilities	24,541	31,954
Total current liabilities	346,756	379,408

Notes Payable - Long Term	365,650	410,178
Total other liabilities	365,650	410,178
Total liabilities	712,406	789,586

Stockholders’ equity:
Common stock, $.10 par value. Authorized 5,000,000 shares Issued 4,324,140 in 2015 and 2014, Outstanding 2,581,466 in 2015 and 2,583,507 in 2014	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(483,575)	(280,893)

Common stock in treasury, at cost, 1,742,674 shares in 2015 and 1,740,633 shares in 2014	(1,693,715)	(1,692,519)
Total stockholders’ equity	1,503,830	1,707,708
Total Liabilities and Stockholders’ Equity	$2,216,236	$2,497,294

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended September 30,
	2015	2014

Net sales	$3,541,053	$3,627,445

Cost of goods sold	2,223,937	2,132,116

Gross profit	1,317,116	1,495,329

Selling, general and administrative expenses	1,516,727	1,449,498

(Loss) income from operations	(199,611)	45,831

Non-operating Income (Expense)
Interest income	2,443	2,005
Interest expense	(19,622)	(21,524)
Miscellaneous	12,040	8,658

(Loss) income before income taxes	(204,750)	34,970

Benefit from income taxes	(2,068)	(3,597)

NET (LOSS) INCOME	$(202,682)	$38,567

Per share data:
Basic and Diluted Earnings (Loss)
Per Common Share	$(0.08)	$0.01

Shares used in computing net earnings (loss) per common share:
Basic and diluted	2,581,864	2,584,564

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2015 and 2014

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amt	Capital	Deficit	Shares	Amt	Equity

Balance
September 30, 2013	4,324,140	$432,414	$3,248,706	$(319,460)	1,739,054	$(1,691,616)	$1,670,044

Net income				38,567			38,567
Purchase of treasury stock					1,579	(903)	(903)

Balance
September 30, 2014	4,324,140	432,414	3,248,706	(280,893)	1,740,633	(1,692,519)	1,707,708

Net loss				(202,682)			(202,682)
Purchase of treasury stock					2,041	(1,196)	(1,196)

Balance
September 30, 2015	4,324,140	$432,414	$3,248,706	$(483,575)	1,742,674	$(1,693,715)	$1,503,830

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(202,682)	$38,567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	110,150	132,055
Provision for doubtful accounts	0	(21,950)
Inventory obsolescence provision	15,808	12,783
Changes in assets and liabilities:
Accounts receivable-trade	(15,415)	(154,360)
Federal and state income tax recoverable	0	37,085
Inventories	10,524	79,878
Prepaid and other current assets	45,622	9,252
Accounts payable and customer deposits	(23,723)	20,730
Accrued payroll, compensated absences and related expenses	(3,451)	58,412
Other current liabilities	(7,413)	(3,245)
Net cash (used in) provided by operating activities	(70,580)	209,207

Cash flows from investing activities:
Capital expenditures	(70,531)	(25,999)
Net cash used in investing activities	(70,531)	(25,999)

Cash flows from financing activities:
Repayment of note payable	(42,593)	(40,697)
Purchase of treasury stock	(1,196)	(903)
Net cash used in financing activities	(43,789)	(41,600)

Net (decrease) increase in cash and cash equivalents	(184,900)	141,608

Cash and cash equivalents at beginning of year	1,081,567	939,959

Cash and cash equivalents at end of year	$896,667	$1,081,567

Supplemental disclosures of cash flows:
Cash paid during the year for:
Interest	$19,771	$21,667

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Nature of Business

Microwave Filter Company, Inc. operates primarily in the United States and principally in one industry. The Company extends credit to business customers based upon ongoing credit evaluations. Microwave Filter Company, Inc. (MFC) designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations. Markets served include cable television, television and radio broadcast, satellite broadcast, mobile radio, commercial communications and defense electronics. Niagara Scientific, Inc. (NSI), a wholly owned subsidiary, custom designs case packing machines to automatically pack products into shipping cases. Customers are processors of food and other commodity products with a need to reduce labor cost with a modest investment and quick payback. For the last two years, NSI’s sales have consisted of spare parts orders and are insignificant during the year.

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

d. Cash and Cash Equivalents

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. Cash and cash equivalents consist of cash in banks and money market funds. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash is held at federally insured institutions and balances may periodically exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to cash. The Company also routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

e. Investments

Investments generally consist of commercial paper, government backed obligations and other guaranteed commercial debt that have an original maturity of more than three months and a remaining maturity of less than one year. Investments are carried at cost which approximates market. The Company’s policy is to hold investments until maturity. The Company’s practice is to invest cash with financial institutions that have acceptable credit ratings.

f. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

h. Research and Development

Costs in connection with research and development, which amount to $350,651 and $335,348 for the fiscal years 2015 and 2014, respectively, are charged to operations as incurred.

i. Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Buildings and building improvements are depreciated over an estimated service life of 10 to 30 years. Machinery and equipment are depreciated over an estimated useful life of 3 to 10 years. Office equipment and fixtures are depreciated over an estimated useful life of 3 to 10 years. At the time of sale or retirement, the cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recognized in income.

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

K. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. Income (loss) used in the EPS calculation is net income (loss) for each year. There were no dilutive potential shares outstanding for the years ended September 30, 2015 and 2014.

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

n. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

o. Warranty Costs

The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $8,500 and $7,000 for the fiscal years ended September 30, 2015 and 2014, respectively.

p. Impairment of Long-Lived Assets

The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the fiscal years ended September 30, 2015 and 2014.

q. New Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost and net realizable value, rather than at the lower of cost or market. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose, and transport such inventory. ASU No. 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU No. 2015-11 is required to be applied prospectively and early adoption is permitted. The Company’s adoption of ASU No. 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates the concept of an extraordinary item from U.S. generally accepted accounting principles (“GAAP”). As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company’s adoption of ASU No. 2015-01 is not expected to have a material impact on the Company’s financial position or results of operations.

2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

	September 30,
	2015	2014

Raw materials and stock parts	$367,344	$334,891
Work-in-process	19,884	46,292
Finished goods	60,279	92,656

	$447,507	$473,839

The Company’s reserve for obsolescence equaled $429,255 at September 30, 2015 and $413,447 at September 30, 2014.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,
	2015	2014

Land	$143,000	$143,000
Building and improvements	1,928,599	1,908,300
Machinery and equipment	3,474,938	3,424,964
Office equipment and fixtures	1,870,778	1,870,520

	7,417,315	7,346,784
Less: Accumulated depreciation	6,982,240	6,872,090

Property, plant and equipment, net	$435,075	$474,694

Depreciation expense	$110,150	$132,055

4. NOTES PAYABLE

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2015 and 2014 was $410,178 and $452,771 respectively. Interest accrued as of September 30, 2015 and 2014 was $1,436 and $1,585 respectively.

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

Year Ended	Principal	Interest	Total
September 30,	Payments	Payments	Payments

2016	$44,528	$17,836	$62,364
2017	46,652	15,712	62,364
2018	48,826	13,538	62,364
2019	51,101	11,263	62,364
2020	53,456	8,908	62,364
Thereafter	165,615	11,249	176,864
	$410,178	$78,506	$488,684

5. PROFIT SHARING AND 401-K PLANS

The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee’s first 6% of contributions during fiscal 2015. The maximum corporate match was 6% of an employee’s compensation during fiscal 2015.

The Company’s matching contributions to the 401-K plan for the years ended September 30, 2015 and 2014 were $62,326 and $76,460, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0 in 2015 and 2014.

6. INCOME TAXES

The components of the benefit from income taxes in the accompanying consolidated statements of operations are as follows:

	Year Ended September 30,
	2015	2014
Currently payable:
Federal	$(2,068)	$(3,597)
State	0	0
Deferred (credit)	0	0

	$(2,068)	$(3,597)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2015 and 2014 as follows:

	Year ended September 30,
	2015		2014
	Amount	%	Amount	%
Statutory tax rate	$(69,615)	(34.0)%	$11,890	34.0%
State income tax net of:
Federal benefit	0	0%	0	0%
Research and development tax credits	(15,899)	(7.7)%	(13,091)	(37.4)%
Prior years federal refund	(2,068)	(1.0)%	(3,597)	(10.3)%
NOL carryforward true up	0	%	69,176	197.8%
Valuation allowance change	85,455	41.7%	(68,181)	(195.0)%
Permanent differences	59	0%	206	0.6%

	$(2,068)	(1.0)%	$(3,597)	(10.3)%

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2015	2014

Inventory	$151,909	$146,577
Accrued warranty	4,250	4,250
Accrued vacation	40,907	44,167
Accounts receivable	1,432	1,432
Valuation allowance	(198,498)	(196,426)

Net deferred tax assets
(liabilities) - current	$0	$0

Accelerated depreciation	$4,163	$(9,414
Research and development
tax credit carry forward	259,139	243,240
AMT credit carry forward	37,521	37,521
NOL carry forward	181,040	127,133
Valuation allowance	(481,863)	(398,480)

Net deferred tax assets
(liabilities) – noncurrent	$0	$0

Net deferred tax assets	$0	$0

As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and development tax credit carry forwards and NOL carry forwards expire in 2034. At September 30, 2015, the Company’s federal AMT credit can be carried forward indefinitely. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years September 30, 2013 through September 30, 2015. The Company has no uncertain tax positions. As of September 30, 2015 and 2014 there is no accrual for interest or penalties related to uncertain tax positions.

7. INDUSTRY SEGMENT DATA

The Company’s primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

8. SIGNIFICANT CUSTOMERS

Sales to one customer represented approximately 33% of total sales for the fiscal year ended September 30, 2015 compared to approximately 25% of total sales for the fiscal year ended September 30, 2014. A loss of this customer or programs related to this customer could materially impact the Company.

9. LEGAL MATTERS

None.

EXHIBIT INDEX
Page
Exhibit No.	Description	Number

3.1	“MFC Certificate of Corporation, as amended.”	*

3.2	MFC Amended and Restated Bylaws.	*

31.1	Section 13a-14(a)/15d-14(a) Certification of Carl F. Fahrenkrug

31.2	Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1	Section 1350 Certification of Carl F. Fahrenkrug and Richard L. Jones

* Previously filed

