Form 10-Q
period 2015-12-31
MICROWAVE FILTER CO INC /NY/
filed 2016-02-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2015

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

Common Stock, $.10 Par Value - 2,581,295 shares as of February 1, 2016.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2015	September 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$957,836	$896,667
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	208,163	392,888
Inventories, net	430,063	447,507
Prepaid expenses and other current assets	56,267	44,099
Total current assets	1,652,329	1,781,161

Property, plant and equipment, net	411,565	435,075
Total assets	$2,063,894	$2,216,236

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,176	$74,610
Customer deposits	18,619	7,391
Accrued payroll and related expenses	32,562	56,371
Accrued compensated absences	134,413	139,315
Notes payable - short term	45,036	44,528
Other current liabilities	19,524	24,541
Total current liabilities	309,330	346,756

Notes payable -long term	354,175	365,650
Total other liabilities	354,175	365,650
Total liabilities	663,505	712,406

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2016 and 2015, Outstanding 2,581,295 shares in 2016 and 2,581,466 in 2015	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(586,926)	(483,575)
Common stock in treasury, at cost 1,742,845 shares in 2016 and 1,742,674 shares in 2015	(1,693,805)	(1,693,715)
Total stockholders’ equity	1,400,389	1,503,830
Total liabilities and stockholders’ equity	$2,063,894	$2,216,236

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	December 31,
	2015	2014

Net sales	$767,547	$849,927

Cost of goods sold	508,742	539,813

Gross profit	258,805	310,114

Selling, general and administrative expenses	359,164	400,188

Loss from operations	(100,359)	(90,074)

Other income (expense), net	(2,992)	(3,952)

Loss before income taxes	(103,351)	(94,026)

(Benefit) provision for income taxes	0	0

Net loss	$(103,351)	$(94,026)

Net Loss Per Common Share
Basic and diluted loss per share	$(0.04)	$(0.04)

Weighted Average Common Shares Outstanding
Shares used in computing net loss per share:	2,581,434	2,583,025

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(103,351)	$(94,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23,510	26,769
Change in operating assets and liabilities:
Accounts receivable-trade	184,725	15,936
Inventories	17,444	6,757
Prepaid expenses and other assets	(12,168)	18,891
Accounts payable and customer deposits	(4,206)	(4,765)
Accrued payroll and related expenses and compensated absences	(28,711)	8,097
Other current liabilities	(5,017)	(4,292)
Net cash (used in) provided by operating activities	72,226	(26,633)

Cash flows from investing activities:
Property, plant and equipment purchased	0	(38,599)
Net cash used in investing activities	0	(38,599)

Cash flows from financing activities:
Repayment of note payable	(10,967)	(10,480)
Purchase of treasury stock	(90)	(1,150)
Net cash used in financing activities	(11,057)	(11,630)

Increase (decrease) in cash and cash equivalents	61,169	(76,862)

Cash and cash equivalents at beginning of period	896,667	1,081,567

Cash and cash equivalents at end of period	$957,836	$1,004,705

Supplemental Schedule of Cash Flow Information:
Interest	$4,624	$5,111

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2015

Note 1. Summary of Significant Accounting Policies

The following condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

Inventories net of reserve for obsolescence consisted of the following:

	December 31, 2015	September 30, 2015

Raw materials and stock parts	$367,363	$367,344
Work-in-process	18,803	19,884
Finished goods	43,897	60,279

	$430,063	$447,507

The Company’s reserve for obsolescence equaled $429,255 at December 31, 2015 and September 30, 2015. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 7. Significant Customers

Sales to one customer represented approximately 30% of total sales for the three months ended December 31, 2015 compared to approximately 28% of total sales for the three months ended December 31, 2014. This one customer has represented approximately 33%, 25% and 14% of total sales for the fiscal years ending September 30, 2015, 2014 and 2013, respectively. A loss of this customer or programs related to this customer could materially impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of December 31, 2015 and September 30, 2015 was $399,211 and $410,178 respectively. Interest accrued as of December 31, 2015 and September 30, 2015 was $1,447 and $1,436 respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ending December 31, 2015 and 2014. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending December 31, 2015 and 2014.

Note 10. Recent Accounting Pronouncements

Management has reviewed the most recent accounting pronouncements issued by the various authoritative standard setting bodies:

Update 2015-11- Inventory (Topic 330): Simplifying the Measurement of Inventory, is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Under the new standard, businesses that use the first-in, first-out (FIFO) or average cost method are required to measure inventory at the lower of cost or net realizable value (“NRV”), as defined, instead of at the lower of cost or market value. Management feels the updated standard, to be adopted on a prospective basis, would not represent a material impact to the Company’s financial statements.

Update 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes addresses the requirement to reclassify all current deferred income tax assets and liabilities on the balance sheet as non-current assets and liabilities, and is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. As explained in Note 4, the Company has provided a full valuation allowance against its deferred tax assets, and thus there will be no impact from the adoption of this updated standard in the current year or on the balance sheet of any of the periods presented.

Update 2015-14- Revenue from Contracts with Customers (Topic 606): affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is applicable to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management plans to evaluate the applicability and impact of the adoption of this standards update over the coming year.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2015 vs. THREE MONTHS ENDED DECEMBER 31, 2014

The following table sets forth the Company’s net sales by major product group for the three months ended December 31, 2015 and 2014.

Product group	Fiscal 2016	Fiscal 2015
Microwave Filter (MFC):
RF/Microwave	$329,696	$384,632
Satellite	250,443	307,206
Cable TV	95,042	129,112
Broadcast TV	90,222	26,321
Niagara Scientific (NSI):	2,144	2,656
Total	$767,547	$849,927

Sales backlog at December 31	$880,669	$352,787

Net sales for the three months ended December 31, 2015 equaled $767,547, a decrease of $82,380 or 9.7%, when compared to net sales of $849,927 for the three months ended December 31, 2014. Management attributes the decrease in sales to weak economic conditions.

MFC’s RF/Microwave product sales decreased $54,936 or 14.3% to $329,696 for the three months ended December 31, 2015 when compared to RF/Microwave product sales of $384,632 during the same period last year. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Management attributes the decrease in sales to the sequester of funds imposed upon the Department of Defense. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 30% of total sales for the three months ended December 31, 2015 and approximately 28% of total sales for the three months ended December 31, 2014.

MFC’s Satellite product sales decreased $56,763 or 18.5% to $250,443 for the three months ended December 31, 2015 when compared to Satellite product sales of $307,206 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management attributes a portion of this decrease to the strong dollar since a number of these products are shipped overseas. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC’s Cable TV product sales decreased $34,070 or 26.4% to $95,042 for the three months ended December 31, 2015 when compared to Cable TV product sales of $129,112 during the same period last year. Management continues to project a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $63,901 to $90,222 for the three months ended December 31, 2015 when compared to sales of $26,321 during the same period last year. The increase in sales can primarily be attributed to the development of wireless diplexers which were sold to one customer.

MFC’s sales order backlog equaled $880,669 at December 31, 2015 compared to sales order backlog of $352,787 at December 31, 2014. The increase can primarily be attributed to orders received from one OEM customer. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December 31, 2015 is scheduled to ship by September 30, 2016.

Gross profit for the three months ended December 31, 2015 equaled $258,805, a decrease of $51,309 or 16.5%, when compared to gross profit of $310,114 for the three months ended December 31, 2014. As a percentage of sales, gross profit equaled 33.7% for the three months ended December 31, 2015 compared to 36.5% for the three months ended December 31, 2014. The decreases in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb expenses.

Selling, general and administrative (SGA) expenses for the three months ended December 31, 2015 equaled $359,164, a decrease of $41,024 or 10.3%, when compared to SGA expenses of $400,188 for the three months ended December 31, 2014. The decrease can primarily be attributed to lower payroll and payroll related expenses. The Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 46.8% for the three months ended December 31, 2015 compared to 47.1% for the three months ended December 31, 2014 primarily due to the lower expenses this year when compared to the same period last year.

The Company recorded a loss from operations of $100,359 for the three months ended December 31, 2015 compared to a loss from operations of $90,074 for the three months ended December 31, 2014. The higher loss can primarily be attributed to the lower sales volume partially offset by the lower SGA expenses this year when compared to the same period last year.

Other income (expense) was an expense of $2,992 for the three months ended December 31, 2015 compared to an expense of $3,952 for the for the three months ended December 31, 2014 primarily due to interest expense of $4,636 for the three months ended December 31, 2015 and interest expense of $5,129 for the three months ended December 31, 2014.

The (benefit) provision for income taxes equaled $0 for the three months ended December 31, 2015 and December 31, 2014. We have not recognized any (benefit) provision for income taxes. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	December 31, 2015	September 30, 2015

Cash & cash equivalents	$957,836	$896,667
Working capital	$1,342,999	$1,434,405
Current ratio	5.34 to 1	5.14 to 1
Long-term debt	$354,175	$365,650

Cash and cash equivalents increased $61,169 to $957,836 at December 31, 2015 when compared to cash and cash equivalents of $896,667 at September 30, 2015. The increase was a result of $72,226 in net cash provided by operating activities, $10,967 in net cash used for repayment of a note payable and $90 in net cash used to purchase treasury stock.

Net cash provided by operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The $72,226 in net cash provided by operating activities can primarily be attributed to the net loss of $103,351 offset by the collection of accounts receivable of $184,725.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

The Company purchased 171 shares of common stock at an average price of $.53 per share into treasury during the three months ended December 31, 2015.

Item 3. Defaults Upon Senior Securities

The Company has no senior securities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

a. Exhibits

31.1 Section 13a-14(a)/15d-14(a) Certification of Paul W. Mears

31.2 Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1 Section 1350 Certification of Paul W. Mears and Richard L. Jones

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROWAVE FILTER COMPANY, INC.

February 12, 2016	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

February 12, 2016	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

