Form 10-Q
period 2016-03-31
MICROWAVE FILTER CO INC /NY/
filed 2016-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

Common Stock, $.10 Par Value - 2,581,007 shares as of May 1, 2016.

MICROWAVE FILTER COMPANY, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2016	September 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$905,045	$896,667
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	531,540	392,888
Inventories, net	381,810	447,507
Prepaid expenses and other current assets	53,411	44,099
Total current assets	1,871,806	1,781,161

Property, plant and equipment, net	389,245	435,075
Total assets	$2,261,051	$2,216,236

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,328	$74,610
Customer deposits	48,952	7,391
Accrued payroll and related expenses	66,859	56,371
Accrued compensated absences	151,791	139,315
Notes payable - short term	45,594	44,528
Other current liabilities	20,003	24,541
Total current liabilities	418,527	346,756

Notes payable - long term	342,527	365,650
Total other liabilities	342,527	365,650
Total liabilities	761,054	712,406

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2016 and 2015, Outstanding 2,581,007 shares in 2016 and 2,581,466 in 2015	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(487,173)	(483,575)
Common stock in treasury, at cost 1,743,133 shares in 2016 and 1,742,674 shares in 2015	(1,693,950)	(1,693,715)
Total stockholders’ equity	1,499,997	1,503,830
Total liabilities and stockholders’ equity	$2,261,051	$2,216,236

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015

Net sales	$1,105,853	$839,433	$1,873,400	$1,689,360

Cost of goods sold	653,651	528,946	1,162,393	1,068,759

Gross profit	452,202	310,487	711,007	620,601

Selling, general and administrative expenses	352,357	390,153	711,521	790,341

Income (loss) from operations	99,845	(79,666)	(514)	(169,740)

Other income (expense), net	(3,092)	(1,318)	(6,084)	(5,270)

Income (loss) before income taxes	96,753	(80,984)	(6,598)	(175,010)

(Benefit) provision for income taxes	(3,000)	(2,068)	(3,000)	(2,068)

Net income (loss)	$99,753	$(78,916)	$(3,598)	$(172,942)

Per share data:
Basic and diluted earnings (loss) per common share	$0.04	$(0.03)	$(0.00)	$(0.07)

Shares used in computing net earnings (loss) per common share:
Basic and diluted	2,581,224	2,581,487	2,581,330	2,582,264

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	March 31
	2016	2015
Cash flows from operating activities:
Net loss	$(3,598)	$(172,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	47,059	53,904
Change in operating assets and liabilities:
Accounts receivable-trade	(138,652)	106,051
Inventories	65,697	350
Prepaid expenses and other assets	(9,312)	8,054
Accounts payable and customer deposits	52,279	26,191
Accrued payroll and related expenses and compensated absences	22,964	37,526
Other current liabilities	(4,538)	(2,705)
Net cash provided by operating activities	31,899	56,429

Cash flows from investing activities:
Property, plant and equipment purchased	(1,229)	(39,002)
Net cash used in investing activities	(1,229)	(39,002)

Cash flows from financing activities:
Repayment of note payable	(22,057)	(21,133)
Purchase of treasury stock	(235)	(1,196)
Net cash used in financing activities	(22,292)	(22,329)

Increase (decrease) in cash and cash equivalents	8,378	(4,902)

Cash and cash equivalents at beginning of period	896,667	1,081,567

Cash and cash equivalents at end of period	$905,045	$1,076,665

Supplemental Schedule of Cash Flow Information:
Interest paid	$9,125	$10,048

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2016

Note 1. Summary of Significant Accounting Policies

The following condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2015.

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

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

Inventories net of reserve for obsolescence consisted of the following:

	March 31, 2016	September 30, 2015

Raw materials and stock parts	$319,849	$367,344
Work-in-process	18,695	19,884
Finished goods	43,266	60,279

	$381,810	$447,507

The Company’s reserve for obsolescence equaled $429,255 at March 31, 2016 and September 30, 2015. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 7. Significant Customers

Sales to one customer represented approximately 31% of total sales for the six months ended March 31, 2016 and March 31, 2015. This one customer has represented approximately 33%, 25% and 14% of total sales for the fiscal years ending September 30, 2015, 2014 and 2013, respectively. A loss of this customer or programs related to this customer could materially impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of March 31, 2016 and September 30, 2015 was $388,121 and $410,178 respectively. Interest accrued as of March 31, 2016 and September 30, 2015 was $1,407 and $1,436, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended March 31, 2016 and 2015. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending March 31, 2016 and 2015.

Note 10. Recent Accounting Pronouncements

In February 2016, the FASB issued FASB ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 vs. THREE MONTHS ENDED MARCH 31, 2015

The following table sets forth the Company’s net sales by major product group for the three months ended March 31, 2016 and 2015.

Product group	Fiscal 2016	Fiscal 2015
Microwave Filter (MFC):
RF/Microwave	$470,361	$482,615
Satellite	323,019	203,216
Cable TV	221,435	98,022
Broadcast TV	86,295	53,211
Niagara Scientific (NSI):	4,743	2,369
Total	$1,105,853	$839,433

Sales backlog at March 31	$733,955	$989,483

Net sales for the three months ended March 31, 2016 equaled $1,105,853, an increase of $266,420 or 31.7%, when compared to net sales of $839,433 for the three months ended March 31, 2015. The increase in sales can primarily be attributed to increases in the Company’s Cable TV and Satellite product sales.

MFC’s Cable TV product sales increased $123,413 or 125.9% to $221,435 for the three months ended March 31, 2016 when compared to Cable TV product sales of $98,022 during the same period last year. The increase in sales can primarily be attributed to orders from two customers with specific cable applications. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Satellite product sales increased $119,803 or 59.0% to $323,019 for the three months ended March 31, 2016 when compared to Satellite product sales of $203,216 during the same period last year. The increase in sales can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC’s RF/Microwave product sales decreased $12,254 or 2.5% to $470,361 for the three months ended March 31, 2016 when compared to RF/Microwave product sales of $482,615 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 31% of total sales for the three months ended March 31, 2016 and approximately 35% of total sales for the three months ended March 31, 2015.

MFC’s Broadcast TV/Wireless Cable product sales increased $33,084 or 62.2% to $86,295 for the three months ended March 31, 2016 when compared to sales of $53,211 during the same period last year. The increase can primarily be attributed to the development of wireless diplexers which were sold to one customer.

MFC’s sales order backlog equaled $733,955 at March 31, 2016 compared to sales order backlog of $989,483 at March 31, 2015. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 93% of the total sales order backlog at March 31, 2016 is scheduled to ship by September 30, 2016.

Gross profit for the three months ended March 31, 2016 equaled $452,202, an increase of $141,715 or 45.6%, when compared to gross profit of $310,487 for the three months ended March 31, 2015. As a percentage of sales, gross profit equaled 40.9% for the three months ended March 31, 2016 compared to 37.0% for the three months ended March 31, 2015. The increases in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb overhead expenses.

Selling, general and administrative (SGA) expenses for the three months ended March 31, 2016 equaled $352,357, a decrease of $37,796 or 9.7%, when compared to SGA expenses of $390,153 for the three months ended March 31, 2015. The decrease can primarily be attributed to decreases in payroll and payroll related expenses and planned decreases in media advertising. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 31.9% for the three months ended March 31, 2016 when compared to 46.5% for the three months ended March 31, 2015 due to both the higher sales volume this year providing a higher base to absorb expenses and the lower SGA expenses this year when compared to the same period last year.

The Company recorded income from operations of $99,845 for the three months ended March 31, 2016 compared to a loss from operations of $79,666 for the three months ended March 31, 2015. The increase in operating income can primarily be attributed to the higher sales volume and the lower SGA expenses this year when compared to the same period last year.

Other income (expense) was an expense of $3,092 for the three months ended March 31, 2016 compared to expense of $1,318 for the three months ended March 31, 2015. Interest expense equaled $4,460 and $4,899 for the three months ended March 31, 2016 and 2015, respectively. Other income generally consists of sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The (benefit) provision for income taxes equaled a benefit of $3,000 for the three months ended March 31, 2016 and a benefit of $2,068 for the three months ended March 31, 2015. The benefit for both fiscal years can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

SIX MONTHS ENDED MARCH 31, 2016 vs. SIX MONTHS ENDED MARCH 31, 2015

The following table sets forth the Company’s net sales by major product group for the six months ended March 31, 2016 and 2015.

Product group	Fiscal 2016	Fiscal 2015
Microwave Filter (MFC):
RF/Microwave	$800,057	$867,247
Satellite	573,462	510,422
Cable TV	316,477	227,134
Broadcast TV	176,517	79,532
Niagara Scientific (NSI):	6,887	5,025
Total	$1,873,400	$1,689,360

Sales backlog at March 31	$733,955	$989,483

Net sales for the six months ended March 31, 2016 equaled $1,873,400, an increase of $184,040 or 10.9%, when compared to net sales of $1,689,360 for the six months ended March 31, 2015.

MFC’s RF/Microwave product sales decreased $67,190 or 7.7% to $800,057 for the six months ended March 31, 2016 when compared to RF/Microwave product sales of $867,247 during the same period last year. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer represented approximately 31% of total sales for the six months ended March 31, 2016 and March 31, 2015.

MFC’s Satellite product sales increased $63,040 or 12.4% to $573,462 for the six months ended March 31, 2016 when compared to satellite product sales of $510,422 during the same period last year. The increase can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC’s Cable TV product sales increased $89,343 or 39.3% to $316,477 for the six months ended March 31, 2016 when compared to Cable TV product sales of $227,134 during the same period last year. The increase in sales can be attributed to orders from two customers with specific cable applications. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $96,985 or 121.9% to $176,517 for the six months ended March 31, 2016 when compared to sales of $79,532 during the same period last year. The increase can primarily be attributed to the development of wireless diplexers which were sold to one customer.

MFC’s sales order backlog equaled $733,955 at March 31, 2016 compared to sales order backlog of $989,483 at March 31, 2015. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 93% of the total sales order backlog at March 31, 2016 is scheduled to ship by September 30, 2016.

Gross profit for the six months ended March 31, 2016 equaled $711,007, an increase of $90,406 or 14.6%, when compared to gross profit of $620,601 for the six months ended March 31, 2015. As a percentage of sales, gross profit equaled to 38.0% for the six months ended March 31, 2016 compared to 36.7% for the six months ended March 31, 2015. The increases in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb overhead expenses.

SG&A expenses for the six months ended March 31, 2016 equaled $711,521, a decrease of $78,820 or 10.0%, when compared to SG&A expenses of $790,341 for the six months ended March 31, 2015. The decrease can primarily be attributed to decreases in payroll and payroll related expenses and planned decreases in media advertising. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 38.0% for the six months ended March 31, 2016 compared to 46.8% for the six months ended March 31, 2015 due to the higher sales volume and the lower SGA expenses this year when compared to the same period last year.

The Company recorded a loss from operations of $514 for the six months ended March 31, 2016 compared to a loss from operations of $169,740 for the six months ended March 31, 2015. The improvement can primarily be attributed to the higher sales volume and the lower SGA expenses this year when compared to the same period last year.

Other income (expense) was an expense of $6,084 for the six months ended March 31, 2016 compared to an expense of $5,270 for the six months ended March 31, 2015. Interest expense equaled $9,096 and $10,028 for the six months ended March 31, 2016 and 2015, respectively. Other income generally consists of sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The (benefit) provision for income taxes equaled $3,000 for the six months ended March 31, 2016 and $2,068 for the six months ended March 31, 2015. The benefit for both fiscal years can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At March 31, 2016 and 2015, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	March 31, 2016	September 30, 2015

Cash & cash equivalents	$905,045	$896,667
Working capital	$1,453,279	$1,434,405
Current ratio	4.47 to 1	5.14 to 1
Long-term debt	$342,527	$365,650

Cash and cash equivalents increased $8,378 to $905,045 at March 31, 2016 when compared to cash and cash equivalents of $896,667 at September 30, 2015. The increase was a result of $31,899 in net cash provided by operating activities, $1,229 in net cash used for capital expenditures, $22,057 in net cash used for repayment of a note payable and $235 used to purchase treasury stock.

Net cash provided by operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The increase of $138,652 in accounts receivable at March 31, 2016 when compared to September 30, 2015 can primarily be attributed to the timing of shipments and collections. Sales for the quarter ended March 31, 2016 equaled $1,105,853 compared to sales of $988,321 for the quarter ended September 30, 2015. The decrease in inventories of $65,697 can primarily be attributed to the timing of purchases and customer’s scheduled delivery dates. The increase of $41,561 in customer deposits can primarily be attributed to a deposit received from a new international customer.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

The Company purchased 288 shares of common stock at an average price of $.50 per share into treasury during the three months ended March 31, 2016.

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

MICROWAVE FILTER COMPANY, INC.

May 13, 2016	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

May 13, 2016	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

