Form 10-Q
period 2016-06-30
MICROWAVE FILTER CO INC /NY/
filed 2016-08-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

Commission file number 0-10976

MICROWAVE FILTER COMPANY, INC.

(Exact name of registrant as specified in its charter.)

New York	16-0928443
(State of	(I.R.S. Employer
Incorporation)	Identification Number)

6743 Kinne Street, East Syracuse, N.Y.	13057
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock, $.10 Par Value - 2,581,007 shares as of August 1, 2016.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	September 30, 2015

Assets
Current Assets:
Cash and cash equivalents	$928,536	$896,667
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	470,738	392,888
Inventories, net	425,167	447,507
Prepaid expenses and other current assets	48,364	44,099
Total current assets	1,872,805	1,781,161

Property, plant and equipment, net	375,861	435,075

Total assets	$2,248,666	$2,216,236

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$96,801	$74,610
Customer deposits	17,745	7,391
Accrued payroll and related expenses	49,937	56,371
Accrued compensated absences	163,083	139,315
Notes payable - short term	46,120	44,528
Other current liabilities	21,734	24,541
Total current liabilities	395,420	346,756

Notes payable - long term	330,830	365,650
Total other liabilities	330,830	365,650

Total liabilities	726,250	712,406

Stockholders' Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2016 and 2015, Outstanding 2,581,007 shares in 2016 and 2,581,466 in 2015	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(464,754)	(483,575)

Common stock in treasury, at cost 1,743,133 shares in 2016 and 1,742,674 shares in 2015	(1,693,950)	(1,693,715)

Total stockholders' equity	1,522,416	1,503,830

Total liabilities and stockholders' equity	$2,248,666	$2,216,236

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$928,636	$863,372	$2,802,036	$2,552,732

Cost of goods sold	586,255	570,913	1,748,648	1,639,672

Gross profit	342,381	292,459	1,053,388	913,060

Selling, general and administrative expenses	317,817	352,923	1,029,338	1,143,264

Income (loss) from operations	24,564	(60,464)	24,050	(230,204)

Other income (expense), net	(2,145)	(2,959)	(8,229)	(8,229)

Income (loss) before income taxes	22,419	(63,423)	15,821	(238,433)

Provision (benefit) for income taxes	0	(0)	(3,000)	(2,068)

Net income (loss)	$22,419	$(63,423)	$18,821	$(236,365)

Per share data: Basic and diluted earnings (loss) per common share	$0.01	$(0.02)	$0.01	$(0.09)

Shares used in computing net earnings (loss) per common share: Basic and diluted	2,581,007	2,581,466	2,581,223	2,581,998

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended June 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$18,821	$(236,365)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	70,918	81,313
Change in operating assets and liabilities:
Accounts receivable-trade	(77,850)	(65,911)
Inventories	22,340	(37,319)
Prepaid expenses and other assets	(4,265)	33,625
Accounts payable and customer deposits	32,545	71,076
Accrued payroll and related expenses and compensated absences	17,334	14,260
Other current liabilities	(2,807)	(11,454)
Net cash provided by (used in) operating activities	77,036	(150,775)

Cash flows from investing activities:
Property, plant and equipment purchased	(11,704)	(46,775)
Net cash used in investing activities	(11,704)	(46,775)

Cash flows from financing activities:
Repayment of note payable	(33,228)	(31,801)
Purchase of treasury stock	(235)	(1,196)
Net cash used in financing activities	(33,463)	(32,997)

Net increase (decrease) in cash and cash equivalents	31,869	(230,547)

Cash and cash equivalents at beginning of period	896,667	1,081,567

Cash and cash equivalents at end of period	$928,536	$851,020

Supplemental Schedule of Cash Flow Information:
Interest paid	$13,545	$14,972

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

Note 1. Summary of Significant Accounting Policies

The following condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2015.

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

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

Inventories net of reserve for obsolescence consisted of the following:

	June 30, 2016	September 30, 2015

Raw materials and stock parts	$366,126	$367,344
Work-in-process	19,452	19,884
Finished goods	39,589	60,279
	$425,167	$447,507

The Company’s reserve for obsolescence equaled $429,255 at June 30, 2016 and September 30, 2015. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 5. Legal Matters

None.

Note 6. Fair Value of Financial Instruments

The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s note payable approximates its fair value.

The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

Sales to one customer represented approximately 28% of total sales for the nine months ended June 30, 2016 compared to approximately 34% of total sales for the nine months ended June 30, 2015. A loss of this customer or programs related to this customer could materially impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of June 30, 2016 and September 30, 2015 was $376,950 and $410,178, respectively. Interest accrued as of June 30, 2016 and September 30, 2015 was $1,320 and $1,436, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended June 30, 2016 and 2015. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended June 30, 2016 and 2015.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, warranty reserves and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 vs. THREE MONTHS ENDED JUNE 30, 2015

The following table sets forth the Company’s net sales by major product group for the three months ended June 30, 2016 and 2015.

Product group	Fiscal 2016	Fiscal 2015
Microwave Filter (MFC):
RF/Microwave	$445,105	$471,762
Satellite	310,059	222,527
Cable TV	100,663	134,933
Broadcast TV	71,837	32,173
Niagara Scientific (NSI):	972	1,977
Total	$928,636	$863,372

Sales backlog at June 30	$521,254	$742,052

Net sales for the three months ended June 30, 2016 equaled $928,636, an increase of $65,264 or 7.6%, when compared to net sales of $863,372 for the three months ended June 30, 2015. The increase can be attributed to increases in sales of the Company’s Satellite and Broadcast TV products with a number of these products sold internationally. International sales equaled $264,720 during the three months ended June 30, 2016 compared to $88,704 during the same period last year.

MFC’s Satellite product sales increased $87,532 or 39.3% to $310,059 for the three months ended June 30, 2016 when compared to Satellite product sales of $222,527 during the same period last year. The increase can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations worldwide and increased sources of interference.

MFC’s Broadcast TV/Wireless Cable product sales increased $39,664 to $71,837 for the three months ended June 30, 2016 when compared to sales of $32,173 during the same period last year. The increase can primarily be attributed to the sales of recently developed wireless diplexers whose primary function is to isolate the transmit and receive frequencies that share a common antenna.

MFC’s RF/Microwave product sales decreased $26,657 or 5.7% to $445,105 for the three months ended June 30, 2016 when compared to RF/Microwave product sales of $471,762 during the same period last year. The Company’s RF/Microwave products are sold primarily to the U.S. Government and Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer equaled $208,690 or approximately 22% of total sales for the three months ended June 30, 2016 compared to $330,815 or approximately 38% of total sales for the three months ended June 30, 2015.

MFC’s Cable TV product sales decreased $34,270 or 25.4% to $100,663 for the three months ended June 30, 2016 when compared to Cable TV product sales of $134,933 during the same period last year. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s sales order backlog equaled $521,254 at June 30, 2016 compared to sales order backlog of $742,052 at June 30, 2015. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 63% of the total sales order backlog at June 30, 2016 is scheduled to ship by September 30, 2016.

Gross profit for the three months ended June 30, 2016 equaled $342,381, an increase of $49,922 or 17.1%, when compared to gross profit of $292,459 for the three months ended June 30, 2015. The increase in gross profit can primarily be attributed to the higher sales volume this year providing a higher base to absorb overhead expenses and lower direct material costs as a percentage of sales primarily due to product sales mix. As a percentage of sales, gross profit equaled 36.9% for the three months ended June 30, 2016 compared to 33.9% for the three months ended June 30, 2015.

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2016 equaled $317,817, a decrease of $35,106 or 9.9%, when compared to SGA expenses of $352,923 for the three months ended June 30, 2015. The decrease can primarily be attributed to lower payroll and payroll related expenses this year when compared to the same period last year. The decrease can partially be attributed to the retirement of the Company’s CEO in January 2016. The Company also participates in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 34.2% for the three months ended June 30, 2016 when compared to 40.9% for the three months ended June 30, 2015 due to both the higher sales volume this year and the lower SGA expenses.

The Company recorded income from operations of $24,564 for the three months ended June 30, 2016 compared to a loss from operations of $60,464 for the three months ended June 30, 2015. The improvement can be attributed to the higher sales volume, higher gross profit as a percentage of sales and the lower SGA expenses this year when compared to the same period last year.

Other income (expense) was an expense of $2,145 for the three months ended June 30, 2016 compared to an expense of $2,959 for the three months ended June 30, 2015 primarily due to interest expense of $4,333 and $4,832 for the three months ended June 30, 2016 and 2015, respectively. Other income generally consists of sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The (benefit) provision for income taxes equaled $0 for the three months ended June 30, 2016 and June 30, 2015. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

NINE MONTHS ENDED JUNE 30, 2016 vs. NINE MONTHS ENDED JUNE 30, 2015

The following table sets forth the Company’s net sales by major product group for the nine months ended June 30, 2016 and 2015.

Product group	Fiscal 2016	Fiscal 2015
Microwave Filter (MFC):
RF/Microwave	$1,245,162	$1,339,009
Satellite	883,521	732,949
Cable TV	417,140	362,067
Broadcast TV	248,354	111,705
Niagara Scientific (NSI):	7,859	7,002
Total	$2,802,036	$2,552,732

Sales backlog at June 30	$521,254	$742,052

Net sales for the nine months ended June 30, 2016 equaled $2,802,036, an increase of $249,304 or 9.8%, when compared to net sales of $2,552,732 for the nine months ended June 30, 2015. The increase in sales can primarily be attributed to increases in sales of the Company’s Satellite and Broadcast TV products with a number of these products sold internationally. International sales equaled $634,232 during the nine months ended June 30, 2016 compared to $275,306 during the same period last year.

MFC’s Satellite product sales increased $150,572 or 20.5% to $883,521 for the nine months ended June 30, 2016 when compared to satellite product sales of $732,949 during the same period last year. The increase can be attributed to an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations worldwide and increased sources of interference.

MFC’s Broadcast TV/Wireless Cable product sales increased $136,649 or 122.3% to $248,354 for the nine months ended June 30, 2016 when compared to sales of $111,705 during the same period last year. The increase can primarily be attributed to the sales of recently developed wireless diplexers whose primary function is to isolate the transmit and receive frequencies that share a common antenna.

MFC’s RF/Microwave product sales decreased $93,847 or 7.0% to $1,245,162 for the nine months ended June 30, 2016 when compared to RF/Microwave product sales of $1,339,009 during the same period last year. MFC’s RF/Microwave products are sold primarily to the U.S. Government and OEMs that serve the mobile radio, commercial communications and defense electronics markets. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Sales to one OEM customer equaled $785,240 or approximately 28% of total sales for the nine months ended June 30, 2016 compared to $858,752 or approximately 34% of total sales for the nine months ended June 30, 2015.

MFC’s Cable TV product sales increased $55,073 or 15.2% to $417,140 for the nine months ended June 30, 2016 when compared to Cable TV product sales of $362,067 during the same period last year. The increase in sales can be attributed to orders from two customers with specific cable applications. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s sales order backlog equaled $521,254 at June 30, 2016 compared to sales order backlog of $742,052 at June 30, 2015. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 63% of the total sales order backlog at June 30, 2016 is scheduled to ship by September 30, 2016.

Gross profit for the nine months ended June 30, 2016 equaled $1,053,388, an increase of $140,328 or 15.4%, when compared to gross profit of $913,060 for the nine months ended June 30, 2015. As a percentage of sales, gross profit equaled 37.6% for the nine months ended June 30, 2016 compared to 35.8% for the nine months ended June 30, 2015. The increases in gross profit can primarily be attributed to the higher sales volume this year when compared to the same period last year providing a higher base to absorb overhead expenses.

Selling, general and administrative (SGA) expenses for the nine months ended June 30, 2016 equaled $1,029,338, a decrease of $113,926 or 10.0%, when compared to SG&A expenses of $1,143,264 for the nine months ended June 30, 2015. The decrease can primarily be attributed to lower payroll and payroll related expenses when compared to the same period last year. The decrease can partially be attributed to the retirement of the Company’s CEO in January 2016. The Company also participates in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses decreased to 36.7% for the nine months ended June 30, 2016 compared to 44.8% for the nine months ended June 30, 2015 due to both the lower SGA expenses and the higher sales volume this year when compared to the same period last year.

The Company recorded income from operations of $24,050 for the nine months ended June 30, 2016 compared to a loss from operations of $230,204 for the nine months ended June 30, 2015. The increase in operating income can primarily be attributed to the higher sales volume and the lower SGA expenses this year when compared to the same period last year.

The (benefit) provision for income taxes equaled a benefit of $3,000 for the nine months ended June 30, 2016 and a benefit of $2,068 for the nine months ended June 30, 2015. The benefit for both fiscal years can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 (Prior Authoritative Literature: SFAS 109, Accounting for Income Taxes), the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At June 30, 2016 and 2015, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	June 30, 2015	September 30, 2015

Cash & cash equivalents	$928,536	$896,667
Working capital	$1,477,385	$1,434,405
Current ratio	4.74 to 1	5.14 to 1
Long-term debt	$330,830	$365,650

Cash and cash equivalents increased $31,869 to $928,536 at June 30, 2016 when compared to cash and cash equivalents of $896,667 at September 30, 2015. The increase was a result of $77,036 in net cash provided by operating activities, $11,704 in net cash used for capital expenditures, $33,228 in net cash used for repayment of a note payable and $235 in net cash used to purchase treasury stock.

The $77,036 in net cash provided by operating activities can primarily be attributed to net income of $18,821 and depreciation expense of $70,918.

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

None during the three months ended June 30, 2016.

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

MICROWAVE FILTER COMPANY, INC.

August 12, 2016	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

August 12, 2016	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

