Form 10-K
period 2016-09-30
MICROWAVE FILTER CO INC /NY/
filed 2016-12-09
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,587,875.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 16, 2016: 2,581,007

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

2

MICROWAVE FILTER COMPANY, INC.

Form 10-K

Index

PART I

PART II

PART III

PART IV

Item 15.	Financial Statement Schedules and Exhibits	18
	Signatures	19

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2016 Annual Report and Form 10-K for the fiscal year ended September 30, 2016 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

Satellite - Microwave filters for removing interference are provided for commercial antennas. A variety of products are available that offer protection and or solutions to interference that affects the feedhorn, downconverter and receiver. An extensive offering of filters are also available for satellite services utilizing the higher KU and KA frequency bands. Management expects the demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

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

Cable Television (CATV) - The CATV marketplace continues to change as cable operators begin the process of migrating to the latest DOCSIS (Data Over Cable Service Interface Specification) standard, DOCSIS 3.1.

DOCSIS 3.1 continues the evolution of digital CATV systems with the focus of improving spectrum efficiency and providing greater programming flexibility to benefit consumers. These changes move CATV systems from one that is channelized to one segmented into larger frequency blocks. The ultimate goal of DOCSIS 3.1 is to expand the operating frequency capabilities beyond 1700MHz. DOCSIS 3.1 will provide substantial increases in internet speed and allow for increased TV picture resolution; i.e., Ultra High Definition (UHD) or 4K TV and beyond. DOCSIS 3.1 allows CATV operators to remain competitive with their fiber optic counterparts.

MFC primarily serves this market with standard and custom filters used at the headend to process signals and remove interference. A very popular application involves removing or re-routing TV channels to organize programming line ups in multi-dwelling facilities (i.e. hospitals, senior living facilities.)

Since all cable operators initially receive substantial programming via satellite, products from our satellite market cross over into the cable television market. C-band satellite receive systems are prone to various types of terrestrial interference which are curable in many cases by applying MFC bandpass filters.

Broadcast – MFC continues to develop and expand its series of wireless diplexers which has accounted for an increase in Broadcast sales. Management expects this demand to remain steady over the foreseeable future.

Due to analog to digital conversion within the TV (UHF/VHF) broadcast industry, Microwave Filter Company has developed new filter products to accommodate the wider bandwidths necessary for the digital transmission. In order to accommodate the wider digital TV signal bandwidths, customers have been forced to replace their existing (narrower bandwidth) analog filters with (wider bandwidth) digital filters.

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

WORLD TRADE

Management believes that international marketing is a route to the expansion of sales for MFC. Significant efforts have been made over the last few years to identify key international markets and to establish distributors with appropriate technical backgrounds to represent our products in those regions. The Company’s international sales increased $315,841 or 72.1% to $753,930 for the fiscal year ended September 30, 2016 when compared to international sales of $438,089 during the fiscal year ended September 30, 2015. The increase in international sales can primarily be attributed to an increase in sales of the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.

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

SIGNIFICANT CUSTOMERS

Sales to one customer represented approximately 28% of total sales for the fiscal year ended September 30, 2016 compared to approximately 33% of total sales for the fiscal year ended September 30, 2015. A loss of this customer or programs related to this customer could materially impact the Company.

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

ENVIRONMENTAL REGULATION

Compliance with federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous waste and other activities affecting the environment has been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial statements and management believes that such compliance will not have a material effect on the Company’s liquidity and capital resources, competitive position or financial statements in the future

BACKLOG

At September 30, 2016, the Company’s total backlog of orders, which represents firm orders from customers, was $314,717 compared to $431,287 at September 30, 2015. The total Company backlog at September 30, 2016 is scheduled to ship during fiscal 2017. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES

At September 30, 2016, the Company employed 37 full-time and 5 part-time employees.

RESEARCH AND DEVELOPMENT

The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $360,437 and $350,651 for the fiscal years 2016 and 2015, respectively. Research and development costs are charged to operations as incurred.

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

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2016 and 2015 was $365,650 and $410,178, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s securities are currently quoted on the OTC marketplace (www.otcmarkets.com) under the symbol “MFCO.”

The following table shows the high and low closing sales prices for MFC’s common stock for each full quarterly period within the two most recent fiscal years. The quotations represent prices in the over-the-counter market between dealers in securities. They do not include retail mark-ups, mark-downs or commissions.

Fiscal 2016	High	Low

Oct. 1, 2015 to Dec. 31, 2015	$0.55	$0.44
Jan. 1, 2016 to Mar. 31, 2016	0.66	0.48
Apr. 1, 2016 to June 30, 2016	0.75	0.55
July 1, 2016 to Sept. 30, 2016	0.70	0.40

Fiscal 2015	High	Low

Oct. 1, 2014 to Dec. 31, 2014	$0.71	$0.25
Jan. 1, 2015 to Mar. 31, 2015	0.65	0.45
Apr. 1, 2015 to June 30, 2015	0.59	0.45
July 1, 2015 to Sept. 30, 2015	0.53	0.35

The Company had 552 holders of record of its common stock at November 16, 2016. Included in this number are shares held in “nominee” or “street” name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

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

Five Year Summary of Financial Data

	2016	2015	2014	2013	2012
Net Sales	$3,545,330	$3,541,053	$3,627,445	$2,872,491	$4,458,819
Net (Loss) Income	$(32,594)	$(202,682)	$38,567	$(551,473)	$75,801
Total Assets	$2,132,101	$2,216,236	$2,497,294	$2,424,430	$2,599,344
Equity	$1,471,001	$1,503,830	$1,707,708	$1,670,044	$2,221,661
Long Term Debt	$318,998	$365,650	$410,178	$452,771	$0
Basic Earnings (Loss)
Per Share	$(0.01)	$(0.08)	$0.01	$(0.21)	$0.03
Diluted Earnings (Loss)
Per Share	$(0.01)	$(0.08)	$0.01	$(0.21)	$0.03
Shares Used In Computing Net Earnings (Loss) Per Share:
Basic	2,581,168	2,581,864	2,584,564	2,585,204	2,585,845
Diluted	2,581,168	2,581,864	2,584,564	2,585,204	2,585,845
Cash ($) Dividends Paid Per Share	$0	$0	$0	$0	$0.05

Net income (loss) as a percentage of:	2016	2015	2014	2013	2012
Net Sales	(0.92%)	(5.72%)	1.06%	(19.20%)	1.70%
Assets	(1.53%)	(9.15%)	1.54%	(22.75%)	2.90%
Equity	(2.22%)	(13.48%)	2.26%	(33.02%)	3.40%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth the Company’s net sales by major product group for each of the fiscal years in the two year period ended September 30, 2016.

Product group	Fiscal 2016	Fiscal 2015

Microwave Filter:
RF/Microwave	$1,556,238	$1,756,953
Satellite	1,107,036	1,084,255
Cable TV	525,309	472,104
Broadcast TV	348,595	218,978
Niagara Scientific	8,152	8,763
Total	$3,545,330	$3,541,053

Sales backlog at 9/30	$314,717	$431,287

Fiscal 2016 compared to fiscal 2015

Consolidated net sales for the fiscal year ended September 30, 2016 equaled $3,545,330, an increase of $4,277 or 0.1%, when compared to consolidated net sales of $3,541,053 during the fiscal year ended September 30, 2015.

MFC’s RF/Microwave product sales decreased $200,715 or 11.4% to $1,556,238 during the fiscal year ended September 30, 2016 when compared to sales of $1,756,953 during the fiscal year ended September 30, 2015. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer decreased $166,502 to $995,520 during the fiscal year ended September 30, 2016 representing approximately 28% of total sales when compared to sales of $1,162,022 during the fiscal year ended September 30, 2015 representing approximately 33% of total sales for the fiscal year. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth.

MFC’s Satellite product sales increased $22,781 or 2.1% to $1,107,036 during the fiscal year ended September 30, 2016 when compared to sales of $1,084,255 during the fiscal year ended September 30, 2015. The increase can be attributed to an increase in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC’s Cable TV product sales increased $53,205 or 11.3% to $525,309 during the fiscal year ended September 30, 2016 when compared to Cable TV product sales of $472,104 during the fiscal year ended September 30, 2015. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV product sales increased $129,617 or 59.2% to $348,595 for the fiscal year ended September 30, 2016 when compared to sales of $218,978 for the fiscal year ended September 30, 2015. The increase can primarily be attributed to the sales of recently developed wireless diplexers whose primary function is to isolate the transmit and receive frequencies that share a common antenna.

At September 30, 2016, the Company’s total backlog of orders, which represents firm orders from customers, equaled $314,717 compared to $431,287 at September 30, 2015. The total Company backlog at September 30, 2016 is scheduled to ship during fiscal 2017. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Gross profit decreased $16,969 or 1.3% to $1,300,147 during the fiscal year ended September 30, 2016 when compared to gross profit of $1,317,116 during the fiscal year ended September 30, 2015. As a percentage of sales, gross profit equaled 36.7% during the fiscal year ended September 30, 2016 compared to 37.2% during the fiscal year ended September 30, 2015

Selling, general and administrative (SG&A) expenses decreased $187,276 or 12.3% to $1,329,451 during the fiscal year ended September 30, 2016 when compared to SG&A expenses of $1,516,727 during the fiscal year ended September 30, 2015. The decrease can be attributed to lower payroll and payroll related expenses primarily due to the retirement of the Company’s CEO in January 2016, lower depreciation expense, planned decreases in media advertising and direct mail and lower auditing fees this year when compared to the same period last year. As a percentage of sales, SG&A expenses decreased to 37.5% during fiscal 2016 compared to 42.8% during fiscal 2015.

Other income (expense) was an expense of $6,290 for the fiscal year ended September 30, 2016 compared an expense of $5,139 for the fiscal year ended September 30, 2015. Interest expense equaled $17,680 for the fiscal year ended September 30, 2016 compared to interest expense of $19,622 for the same period last year. Miscellaneous non-operating income consists primarily of sales of scrap material and the forfeiture of non-refundable deposits.

The Company recorded a benefit for income taxes of $3,000 for the fiscal year ended September 30, 2016 compared to a benefit for income taxes of $2,068 for the fiscal year ended September 30, 2015. The benefit for both fiscal years can be attributed to a prior year’s federal refund. Any provision for income tax expense was fully offset by a reversal of a portion of the Company’s valuation allowance. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	September 30
	2016	2015
Cash & cash equivalents	$923,117	$896,667
Working capital	$1,438,068	$1,434,405
Current ratio	5.20 to 1	5.14 to 1
Long-term debt	$318,998	$365,650

Cash and cash equivalents increased $26,450 to $923,117 at September 30, 2016 when compared to $896,667 at September 30, 2015. The increase was a result of $82,917 in net cash provided by operating activities, $11,704 in net cash used for capital expenditures, $44,528 in net cash used for repayment of a note payable and $235 in net cash used to purchase treasury stock.

The $82,917 in net cash provided by operating activities can primarily be attributed to the net loss of $32,594 net of depreciation expense of $94,848 and favorable changes in assets and liabilities. The decrease of $46,255 in accounts receivable can primarily be attributed to the timing of shipments and collections.

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2016 and 2015 was $365,650 and $410,178, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2016 and 2015, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2016 Annual Report and Form 10-K for the fiscal year ended September 30, 2016 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, the Company’s management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2016.

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

MICROWAVE FILTER COMPANY, INC.

/s/ Paul W. Mears
By:	Paul W. Mears
(Chief Executive Officer)

/s/ Richard Jones
By:	Richard Jones
(Vice President and Chief Financial Officer)

Dated: December 9, 2016

Pursuant to the requirements Of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Robert R. Andrews	/s/ Carl F. Fahrenkrug
Robert R. Andrews	Carl F. Fahrenkrug
(Director)	(Director)

/s/ Frank Markovich	/s/ Paul W. Mears
Frank Markovich	Paul W. Mears
(Director)	(Director)

/s/ Sidney Chong
Sidney Chong
(Director)

Dated: December 9, 2016

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

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dannible & McKee, LLP

Dannible & McKee, LLP

Syracuse, New York

December 7, 2016

Microwave Filter Company and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$923,117	$896,667
Accounts receivable-trade, net of allowance for doubtful accounts of 4,000 and $4,000	346,633	392,888
Inventories, net of obsolete inventory reserve of $435,528 and $429,255	448,747	447,507
Prepaid expenses and other current assets	61,673	44,099
Total current assets	1,780,170	1,781,161

Property, plant and equipment, net	351,931	435,075

Total Assets	$2,132,101	$2,216,236

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,770	$74,610
Customer deposits	28,818	7,391
Accrued payroll and related expenses	43,646	56,371
Accrued compensated absences	144,942	139,315
Notes Payable - Short Term	46,652	44,528
Other current liabilities	16,274	24,541
Total current liabilities	342,102	346,756

Notes Payable - Long Term	318,998	365,650
Total other liabilities	318,998	365,650
Total liabilities	661,100	712,406

Stockholders’ equity:
Common stock, $.10 par value. Authorized 5,000,000 shares Issued 4,324,140 in 2016 and 2015, Outstanding 2,581,007 in 2016 and 2,581,466 in 2015	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(516,169)	(483,575)

Common stock in treasury, at cost, 1,743,133 shares in 2016 and 1,742,674 shares in 2015	(1,693,950)	(1,693,715)
Total stockholders’ equity	1,471,001	1,503,830
Total Liabilities and Stockholders’ Equity	$2,132,101	$2,216,236

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended September 30
	2016	2015

Net sales	$3,545,330	$3,541,053

Cost of goods sold	2,245,183	2,223,937

Gross profit	1,300,147	1,317,116

Selling, general and administrative expenses	1,329,451	1,516,727

Loss from operations	(29,304)	(199,611)

Non-operating Income (Expense)
Interest income	2,396	2,443
Interest expense	(17,680)	(19,622)
Miscellaneous	8,994	12,040

Loss before income taxes	(35,594)	(204,750)

Benefit from income taxes	(3,000)	(2,068)

NET LOSS	$(32,594)	$(202,682)

Per share data:
Basic and Diluted Earnings (Loss)
Per Common Share	$(0.01)	$(0.08)

Shares used in computing net earnings (loss) per common share:
Basic and diluted	2,581,168	2,581,864

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2016 and 2015

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amt	Capital	Deficit	Shares	Amt	Equity

Balance
September 30, 2014	4,324,140	$432,414	$3,248,706	$(280,893)	1,740,633	$(1,692,519)	$1,707,708

Net loss				(202,682)			(202,682)
Purchase of treasury stock					2,041	(1,196)	(1,196)

Balance
September 30, 2015	4,324,140	432,414	3,248,706	(483,575)	1,742,674	(1,693,715)	1,503,830

Net loss				(32,594)			(32,594)
Purchase of treasury stock					459	(235)	(235)

Balance
September 30, 2016	4,324,140	$432,414	$3,248,706	$(516,169)	1,743,133	$(1,693,950)	$1,471,001

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended September 30
	2016	2015
Cash flows from operating activities:
Net loss	$(32,594)	$(202,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	94,848	110,150
Inventory obsolescence provision	6,272	15,808
Changes in assets and liabilities:
Accounts receivable-trade	46,255	(15,415)
Inventories	(7,512)	10,524
Prepaid and other current assets	(17,574)	45,622
Accounts payable and customer deposits	8,587	(23,723)
Accrued payroll, compensated absences and related expenses	(7,098)	(3,451)
Other current liabilities	(8,267)	(7,413)
Net cash provided by (used in) operating activities	82,917	(70,580)

Cash flows from investing activities:
Capital expenditures	(11,704)	(70,531)
Net cash used in investing activities	(11,704)	(70,531)

Cash flows from financing activities:
Repayment of note payable	(44,528)	(42,593)
Purchase of treasury stock	(235)	(1,196)
Net cash used in financing activities	(44,763)	(43,789)

Net increase (decrease) in cash and cash equivalents	26,450	(184,900)

Cash and cash equivalents at beginning of year	896,667	1,081,567

Cash and cash equivalents at end of year	$923,117	$896,667

Supplemental disclosures of cash flows:
Cash paid during the year for :
Interest	$17,836	$19,771

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

f. Inventories and Reserve for Obsolescence

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

The Company records a reserve for obsolete or excess inventory. The Company considers inventory quantities greater than a three year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies.

g. Research and Development

Costs in connection with research and development, which amount to $360,437 and $350,651 for the fiscal years 2016 and 2015, respectively, are charged to operations as incurred.

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

The Company follows FASB ASC 740 10. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined it has no uncertain tax positions and therefore no amounts are recorded.

j. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. Income (loss) used in the EPS calculation is net income (loss) for each year. There were no dilutive potential shares outstanding for the years ended September 30, 2016 and 2015.

k. Fair Value of Financial Instruments

The carrying values of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s note payable approximates its fair value.

The Company currently does not trade in or utilize derivative financial instruments.

l. Miscellaneous Non-operating Income

Miscellaneous non-operating income generally consists of sales of scrap material and the forfeiture of non-refundable deposits and other incidental items.

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

n. Warranty Costs

The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $6,000 and $8,500 for the fiscal years ended September 30, 2016 and 2015, respectively.

o. Impairment of Long-Lived Assets

The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the fiscal years ended September 30, 2016 and 2015.

p. New Accounting Pronouncements

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

Update 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes addresses the requirement to reclassify all current deferred income tax assets and liabilities on the balance sheet as non-current assets and liabilities, and is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. As explained in Note 7, the Company has provided a full valuation allowance against its deferred tax assets, and thus there will be no impact from the adoption of this updated standard in the current year or on the balance sheet of any of the periods presented.

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

2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

	September 30
	2016	2015

Raw materials and stock parts	$324,749	$367,344
Work-in-process	54,716	19,884
Finished goods	69,282	60,279

	$448,747	$447,507

The Company’s reserve for obsolescence equaled $435,528 at September 30, 2016 and $429,255 at September 30, 2015.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30
	2016	2015

Land	$143,000	$143,000
Building and improvements	1,928,599	1,928,599
Machinery and equipment	3,485,413	3,474,938
Office equipment and fixtures	1,872,007	1,870,778

	7,429,019	7,417,315
Less: Accumulated depreciation	7,077,088	6,982,240

Property, plant and equipment, net	$351,931	$435,075

Depreciation expense	$94,848	$110,150

4. NOTES PAYABLE

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2016 and 2015 was $365,650 and $410,178 respectively. Interest accrued as of September 30, 2016 and 2015 was $1,280 and $1,436 respectively.

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

Year Ended	Principal	Interest	Total
September 30,	Payments	Payments	Payments

2017	$46,652	$15,712	$62,364
2018	48,826	13,538	62,364
2019	51,101	11,263	62,364
2020	53,456	8,908	62,364
2021	55,972	6,392	62,364
Thereafter	109,643	4,857	114,500
	$365,650	$60,670	$426,320

5. PROFIT SHARING AND 401-K PLANS

The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee’s first 6% of contributions during fiscal 2016. The maximum corporate match was 6% of an employee’s compensation during fiscal 2016.

The Company’s matching contributions to the 401-K plan for the years ended September 30, 2016 and 2015 were $84,508 and $62,326, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0 in 2016 and 2015.

6. OBLIGATIONS UNDER OPERATING LEASES

The Company leases equipment under an operating lease agreement expiring on December 31, 2018. Rental expense under this lease for the year ended September 30, 2016 was $9,173.

Minimum rental commitments at September 30, 2016 for this lease are:

Year Ended	Lease
September 30	Payments
2017	$9,173
2018	9,173
2019	2,293
$20,639

7. INCOME TAXES

The components of the benefit from income taxes in the accompanying consolidated statements of operations are as follows:

	Year Ended September 30,
	2016	2015
Currently payable:
Federal	$(3,000)	$(2,068)
State	0	0
Deferred (credit)	0	0

	$(3,000)	$(2,068)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2016 and 2015 as follows:

	Year ended September 30,
	2016		2015
	Amount	%	Amount	%
Statutory tax rate	$(12,102)	(34.0)%	$(69,615)	(34.0)%
State income tax net of:
Federal benefit	0	0%	0	0%
Research and development tax credits	(15,347)	(43.1)%	(15,899)	(7.7)%
Prior years federal refund	(3,000)	(8.4)%	(2,068)	(1.0)%
NOL carryforward true up	0	%	0	%
Valuation allowance change	27,412	77.0%	85,455	41.7%
Permanent differences	37	0.1%	59	0%

	$(3,000)	(8.4)%	$(2,068)	(1.0)%

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2016	2015

Inventory	$154,364	$151,909
Accrued warranty	4,250	4,250
Accrued vacation	42,820	40,907
Accounts receivable	1,432	1,432
Valuation allowance	(202,866)	(198,498)

Net deferred tax assets
(liabilities) - current	$0	$0

Accelerated depreciation	$17,111	$4,163
Research and development
tax credit carry forward	274,486	259,139
AMT credit carry forward	37,521	37,521
NOL carry forward	175,789	181,040
Valuation allowance	(504,907)	(481,863)

Net deferred tax assets
(liabilities) – noncurrent	$0	$0

Net deferred tax assets	$0	$0

As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and development tax credit carry forwards and NOL carry forwards expire in 2035. At September 30, 2016, the Company’s federal AMT credit can be carried forward indefinitely. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years September 30, 2014 through September 30, 2016. The Company has no uncertain tax positions. As of September 30, 2016 and 2015 there is no accrual for interest or penalties related to uncertain tax positions.

8. INDUSTRY SEGMENT DATA

The Company’s primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

9. SIGNIFICANT CUSTOMERS

Sales to one customer represented approximately 28% of total sales for the fiscal year ended September 30, 2016 compared to approximately 33% of total sales for the fiscal year ended September 30, 2015. A loss of this customer or programs related to this customer could materially impact the Company.

10. LEGAL MATTERS

None.

  EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	“MFC Certificate of Corporation, as amended.”	*

3.2	MFC Amended and Restated Bylaws.	*

31.1	Section 13a-14(a)/15d-14(a) Certification of Paul W. Mears

31.2	Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1	Section 1350 Certification of Paul W. Mears and Richard L. Jones

* Previously filed

