Form 10-Q
period 2016-12-31
MICROWAVE FILTER CO INC /NY/
filed 2017-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2016

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

Common Stock, $.10 Par Value - 2,581,007 shares as of February 1, 2017.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2016	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$931,789	$923,117
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	247,294	346,633
Inventories, net	421,393	448,747
Prepaid expenses and other current assets	68,396	61,673
Total current assets	1,668,872	1,780,170

Property, plant and equipment, net	374,248	351,931
Total assets	$2,043,120	$2,132,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,617	$61,770
Customer deposits	15,995	28,818
Accrued payroll and related expenses	37,726	43,646
Accrued compensated absences	132,607	144,942
Notes payable - short term	47,185	46,652
Other current liabilities	19,198	16,274
Total current liabilities	358,328	342,102

Notes payable -long term	306,990	318,998
Total other liabilities	306,990	318,998
Total liabilities	665,318	661,100

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2017 and 2016, Outstanding 2,581,007 shares in 2017 and 2016	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(609,368)	(516,169)
Common stock in treasury, at cost 1,743,133 shares in 2017 and 2016	(1,693,950)	(1,693,950)
Total stockholders’ equity	1,377,802	1,471,001
Total liabilities and stockholders’ equity	$2,043,120	$2,132,101

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	December 31,
	2016	2015

Net sales	$779,374	$767,547

Cost of goods sold	530,273	508,742

Gross profit	249,101	258,805

Selling, general and administrative expenses	338,751	359,164

Loss from operations	(89,650)	(100,359)

Other income (expense), net	(3,549)	(2,992)

Loss before income taxes	(93,199)	(103,351)

(Benefit) provision for income taxes	0	0

Net loss	$(93,199)	$(103,351)
Net Loss Per Common Share
Basic and diluted loss per share	$(0.04)	$(0.04)
Weighted Average Common Shares Outstanding Shares used in computing net loss per share:	2,581,007	2,581,434

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31
	2016	2015
Cash flows from operating activities:
Net loss	$(93,199)	$(103,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,319	23,510
Change in operating assets and liabilities:
Accounts receivable-trade	99,339	184,725
Inventories	27,354	17,444
Prepaid expenses and other assets	(6,723)	(12,168)
Accounts payable and customer deposits	31,024	(4,206)
Accrued payroll and related expenses and compensated absences	(18,255)	(28,711)
Other current liabilities	2,924	(5,017)
Net cash provided by operating activities	61,783	72,226

Cash flows from investing activities:
Property, plant and equipment purchased	(41,636)	0
Net cash used in investing activities	(41,636)	0

Cash flows from financing activities:
Repayment of note payable	(11,475)	(10,967)
Purchase of treasury stock	(0)	(90)
Net cash used in financing activities	(11,475)	(11,057)

Increase in cash and cash equivalents	8,672	61,169

Cash and cash equivalents at beginning of period	923,117	896,667

Cash and cash equivalents at end of period	$931,789	$957,836

Supplemental Schedule of Cash Flow Information:
Interest	$4,116	$4,624

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2016.

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

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

Inventories net of the reserve for obsolescence consisted of the following:

	December 31, 2016	September 30, 2016

Raw materials and stock parts	$319,208	$324,749
Work-in-process	16,003	54,716
Finished goods	86,182	69,282

	$421,393	$448,747

The Company’s reserve for obsolescence equaled $435,528 at December 31, 2016 and September 30, 2016. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined it has no uncertain tax positions and therefore no amounts are recorded.

Note 5. Legal Matters

None.

Note 6. Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

Sales to one Original Equipment Manufacturer (“OEM”) customer represented approximately 43% of total sales for the three months ended December 31, 2016 compared to approximately 30% of total sales for the three months ended December 31, 2015. This one customer has represented approximately 28%, 33%, and 25% of total sales for the fiscal years ending September 30, 2016, 2015 and 2014, respectively. These sales are in connection with a multiyear program in which the Company is a subcontractor. A loss of this customer or programs related to this customer could materially impact the Company.

Note 8. Notes Payable

On July 2, 2013, the Company entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of December 31, 2016 and September 30, 2016 was $354,175 and $365,650 respectively. Interest accrued as of December 31, 2016 and September 30, 2016 was $1,283 and $1,280 respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ending December 31, 2016 and 2015. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending December 31, 2016 and 2015.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, warranty reserves and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. The warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Products must be returned within one year of the date of purchase.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2016 vs. THREE MONTHS ENDED DECEMBER 31, 2015

The following table sets forth the Company’s net sales by major product group for the three months ended December 31, 2016 and 2015.

Product group	Fiscal 2017	Fiscal 2016
Microwave Filter (MFC):
RF/Microwave	$449,044	$329,696
Satellite	162,437	250,443
Cable TV	123,602	95,042
Broadcast TV	42,905	90,222
Niagara Scientific (NSI):	1,386	2,144
Total	$779,374	$767,547

Sales backlog at December 31	$709,156	$880,669

Net sales for the three months ended December 31, 2016 equaled $779,374, an increase of $11,827 or 1.5%, when compared to net sales of $767,547 for the three months ended December 31, 2015.

MFC’s RF/Microwave product sales increased $119,348 or 36.2% to $449,044 for the three months ended December 31, 2016 when compared to RF/Microwave product sales of $329,696 during the same period last year. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $103,435 to $332,805 or approximately 43% of total sales for the three months ended December 31, 2016 compared to sales of $229,370 or approximately 30% of total sales for the three months ended December 31, 2015. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $88,006 or 35.1% to $162,437 for the three months ended December 31, 2016 when compared to Satellite product sales of $250,443 during the same period last year. The decrease in sales can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world-wide and increased sources of interference.

MFC’s Cable TV product sales increased $28,560 or 30.0% to $123,602 for the three months ended December 31, 2016 when compared to Cable TV product sales of $95,042 during the same period last year. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales decreased $47,317 or 52.4% to $42,905 for the three months ended December 31, 2016 when compared to sales of $90,222 during the same period last year. The decrease in sales can primarily be attributed to a decrease in sales of wireless diplexers which were sold to one international customer last year.

The Company’s international sales decreased $133,240 or 70.0% to $56,970 for the three months ended December 31, 2016 when compared to international sales of $190,210 during the same period last year. The decrease in international sales can primarily be attributed to a decrease in sales of the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources and a decrease in sales of the Company’s wireless diplexers.

MFC’s sales order backlog equaled $709,156 at December 31, 2016 compared to sales order backlog of $880,669 at December 31, 2015. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 87% of the sales order backlog at December 31, 2016 is scheduled to ship by September 30, 2017.

Gross profit for the three months ended December 31, 2016 equaled $249,101, a decrease of $9,704 or 3.7%, when compared to gross profit of $258,805 for the three months ended December 31, 2015. As a percentage of sales, gross profit equaled 32.0% for the three months ended December 31, 2016 compared to 33.7% for the three months ended December 31, 2015. The decrease in gross profit as a percentage of sales can be attributed to higher direct material costs and higher direct labor costs as a percentage of sales primarily due to product sales mix.

Selling, general and administrative (SGA) expenses for the three months ended December 31, 2016 equaled $338,751, a decrease of $20,413 or 5.7%, when compared to SGA expenses of $359,164 for the three months ended December 31, 2015. The decrease can primarily be attributed to lower payroll and payroll related expenses primarily due to the retirement of the Company’s CEO in January 2016. As a percentage of sales, SGA expenses decreased to 43.5% for the three months ended December 31, 2016 compared to 46.8% for the three months ended December 31, 2015 primarily due to the lower expenses this year when compared to the same period last year.

The Company recorded a loss from operations of $89,650 for the three months ended December 31, 2016 compared to a loss from operations of $100,359 for the three months ended December 31, 2015. The improvement can primarily be attributed to the lower SGA expenses this year when compared to the same period last year.

Other income (expense) was an expense of $3,549 for the three months ended December 31, 2016 compared to an expense of $2,992 for the for the three months ended December 31, 2015 primarily due to interest expense of $4,120 offset by miscellaneous non-operating income of $571 for the three months ended December 31, 2016 and interest expense of $4,636 offset by miscellaneous non-operating income of $1,644 for the three months ended December 31, 2015. Miscellaneous non-operating income generally consists of sales of scrap material and the forfeiture of non-refundable deposits and other incidental items.

The (benefit) provision for income taxes equaled $0 for the three months ended December 31, 2016 and December 31, 2015. We have not recognized any (benefit) provision for income taxes. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	December 31, 2016	September 30, 2016

Cash & cash equivalents	$931,789	$923,117
Working capital	$1,310,544	$1,438,068
Current ratio	4.66 to 1	5.20 to 1
Long-term debt	$306,990	$318,998

Cash and cash equivalents increased $8,672 to $931,789 at December 31, 2016 when compared to cash and cash equivalents of $923,117 at September 30, 2016. The increase was a result of $61,783 in net cash provided by operating activities, $41,636 in net cash used for capital expenditures and $11,475 in net cash used for repayment of a note payable.

Net cash provided by operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The decrease of $99,339 in accounts receivable at December 31, 2016 when compared to September 30, 2016 can primarily be attributed to the timing of shipments and collections.

On July 2, 2013, the Company entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”‘ we are not required to provide information required by this item.

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

None.

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

MICROWAVE FILTER COMPANY, INC.

February 13, 2017	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

February 13, 2017	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

