Form 10-Q
period 2017-03-31
MICROWAVE FILTER CO INC /NY/
filed 2017-05-12
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Common Stock, $.10 Par Value - 2,579,928 shares as of May 1, 2017.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2017	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$844,688	$923,117
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	247,966	346,633
Inventories, net	441,960	448,747
Prepaid expenses and other current assets	55,943	61,673
Total current assets	1,590,557	1,780,170

Property, plant and equipment, net	365,086	351,931
Total assets	$1,955,643	$2,132,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,051	$61,770
Customer deposits	4,926	28,818
Accrued payroll and related expenses	63,605	43,646
Accrued compensated absences	124,588	144,942
Notes payable - short term	47,718	46,652
Other current liabilities	20,183	16,274
Total current liabilities	334,071	342,102

Notes payable - long term	294,809	318,998
Total other liabilities	294,809	318,998
Total liabilities	628,880	661,100

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2017 and 2016, Outstanding 2,579,928 shares in 2017 and 2,581,007 in 2016	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(659,745)	(516,169)
Common stock in treasury, at cost 1,744,212 shares in 2017 and 1,743,133 shares in 2016	(1,694,612)	(1,693,950)
Total stockholders’ equity	1,326,763	1,471,001
Total liabilities and stockholders’ equity	$1,955,643	$2,132,101

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016

Net sales	$825,176	$1,105,853	$1,604,550	$1,873,400

Cost of goods sold	552,466	653,651	1,082,739	1,162,393

Gross profit	272,710	452,202	521,811	711,007

Selling, general and administrative expenses	320,872	352,357	659,623	711,521

(Loss) income from operations	(48,162)	99,845	(137,812)	(514)

Other expense, net	(2,215)	(3,092)	(5,764)	(6,084)

(Loss) income before income taxes	(50,377)	96,753	(143,576)	(6,598)

Benefit for income taxes	-	3,000	-	3,000

Net (loss) income	$(50,377)	$99,753	$(143,576)	$(3,598)

Per share data:
Basic and diluted earnings (loss) per common share	$(0.02)	$0.04	$(0.06)	$0.00

Shares used in computing net earnings (loss) per common share:
Basic and diluted	2,580,434	2,581,224	2,580,724	2,581,330

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31
	2017	2016

Cash flows from operating activities:
Net loss	$(143,576)	$(3,598)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	39,590	47,059
Change in operating assets and liabilities:
Accounts receivable-trade	98,667	(138,652)
Inventories	6,787	65,697
Prepaid expenses and other assets	5,730	(9,312)
Accounts payable and customer deposits	(12,611)	52,279
Accrued payroll and related expenses and compensated absences	(395)	22,964
Other current liabilities	3,909	(4,538)
Net cash (used in) provided by operating activities	(1,899)	31,899

Cash flows from investing activities:
Property, plant and equipment purchased	(52,745)	(1,229)
Net cash used in investing activities	(52,745)	(1,229)

Cash flows from financing activities:
Repayment of note payable	(23,123)	(22,057)
Purchase of treasury stock	(662)	(235)
Net cash used in financing activities	(23,785)	(22,292)

(Decrease) increase in cash and cash equivalents	(78,429)	8,378

Cash and cash equivalents at beginning of period	923,117	896,667

Cash and cash equivalents at end of period	$844,688	$905,045

Supplemental Schedule of Cash Flow Information:
Interest paid	$8,059	$9,125

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2017

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2016.

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

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

Inventories net of the reserve for obsolescence consisted of the following:

	March 31, 2017	September 30, 2016

Raw materials and stock parts	$347,565	$324,749
Work-in-process	28,664	54,716
Finished goods	65,731	69,282
	$441,960	$448,747

The Company’s reserve for obsolescence equaled $435,528 at March 31, 2017 and September 30, 2016. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

Note 4. Income Taxes

The Company accounts for income taxes under FASB ASC 740-10. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets.

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

Note 7. Significant Customers

Sales to one Original Equipment Manufacturer (“OEM”) customer represented approximately 44% of total sales for the six months ended March 31, 2017 and approximately 31% of total sales for the six months ended March 31, 2016. This one customer represented approximately 28%, 33% and 25% of total sales for the fiscal years ending September 30, 2016, 2015 and 2014, respectively. These sales are in connection with a multiyear program in which the Company is a subcontractor. A loss of this customer or programs related to this customer could materially impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of March 31, 2017 and September 30, 2016 was $342,527 and $365,650 respectively. Interest accrued as of March 31, 2017 and September 30, 2016 was $1,239 and $1,280, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended March 31, 2017 and 2016. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ending March 31, 2017 and 2016.

Note 10. Recent Accounting Pronouncements

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

The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. The warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Product must be returned within one year of the date of purchase.

The Company accounts for income taxes under FASB ASC 740-10. Deferred tax assets and liabilities are based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which are anticipated to be in effect when these differences reverse. The deferred tax provision is the result of the net change in the deferred tax assets and liabilities. A valuation allowance is established when it is necessary to reduce deferred tax assets to amounts expected to be realized. The Company has provided a full valuation allowance against its net deferred tax assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 vs. THREE MONTHS ENDED MARCH 31, 2016

The following table sets forth the Company’s net sales by major product group for the three months ended March 31, 2017 and 2016.

Product group	Fiscal 2017	Fiscal 2016
Microwave Filter (MFC):
RF/Microwave	$481,667	$470,361
Satellite	194,147	323,019
Cable TV	65,374	221,435
Broadcast TV	81,946	86,295
Niagara Scientific (NSI):	2,042	4,743
Total	$825,176	$1,105,853

Sales backlog at March 31	$608,888	$733,955

Net sales for the three months ended March 31, 2017 equaled $825,176, a decrease of $280,677 or 25.4%, when compared to net sales of $1,105,853 for the three months ended March 31, 2016. The decrease in sales can primarily be attributed to decreases in the Company’s Cable TV and Satellite product sales.

MFC’s Cable TV product sales decreased $156,061 or 70.5% to $65,374 for the three months ended March 31, 2017 when compared to Cable TV product sales of $221,435 during the same period last year. The decrease in sales can primarily be attributed to orders from two customers with specific cable applications last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Satellite product sales decreased $128,872 or 39.9% to $194,147 for the three months ended March 31, 2017 when compared to Satellite product sales of $323,019 during the same period last year. The decrease in sales can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economic conditions do impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world-wide and increased sources of interference.

MFC’s RF/Microwave product sales increased $11,306 or 2.4% to $481,667 for the three months ended March 31, 2017 when compared to RF/Microwave product sales of $470,361 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $29,445 to $376,625, or approximately 46% of total sales for the three months ended March 31, 2017, compared to sales of $347,180 or approximately 31% of total sales for the three months ended March 31, 2016. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Broadcast TV/Wireless Cable product sales decreased $4,349 or 5.0% to $81,946 for the three months ended March 31, 2017 when compared to sales of $86,295 during the same period last year.

MFC’s sales order backlog equaled $608,888 at March 31, 2017 compared to sales order backlog of $733,955 at March 31, 2016. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 70% of the total sales order backlog at March 31, 2017 is scheduled to ship by September 30, 2017.

Gross profit for the three months ended March 31, 2017 equaled $272,710, a decrease of $179,492 or 39.7%, when compared to gross profit of $452,202 for the three months ended March 31, 2016. The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 33.0% for the three months ended March 31, 2017 compared to 40.9% for the three months ended March 31, 2016. The decrease in gross profit as a percentage of sales can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb overhead expenses.

Selling, general and administrative (SGA) expenses for the three months ended March 31, 2017 equaled $320,872, a decrease of $31,485 or 8.9%, when compared to SGA expenses of $352,357 for the three months ended March 31, 2016. The decrease can primarily be attributed to decreases in payroll and payroll related expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses increased to 38.9% for the three months ended March 31, 2017 when compared to 31.9% for the three months ended March 31, 2016 primarily due to the lower sales volume this year providing a lower base to absorb expenses.

The Company recorded a loss from operations of $48,162 for the three months ended March 31, 2017 compared to income from operations of $99,845 for the three months ended March 31, 2016. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

Other expense was $2,215 for the three months ended March 31, 2017 compared to $3,092 for the three months ended March 31, 2016 primarily due to interest expense of $3,898 offset by miscellaneous non-operating income of $1,683 for the three months ended March 31, 2017 and interest expense of $4,460 offset by miscellaneous non-operating income of $1,368 for the three months ended March 31, 2016. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The benefit for income taxes equaled $0 for the three months ended March 31, 2017 and a benefit of $3,000 for the three months ended March 31, 2016. The benefit for the three months ended March 31, 2016 can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

SIX MONTHS ENDED MARCH 31, 2017 vs. SIX MONTHS ENDED MARCH 31, 2016

The following table sets forth the Company’s net sales by major product group for the six months ended March 31, 2017 and 2016.

Product group	Fiscal 2017	Fiscal 2016
Microwave Filter (MFC):
RF/Microwave	$930,711	$800,057
Satellite	356,584	573,462
Cable TV	188,976	316,477
Broadcast TV	124,851	176,517
Niagara Scientific (NSI):	3,428	6,887
Total	$1,604,550	$1,873,400

Sales backlog at March 31	$608,888	$733,955

Net sales for the six months ended March 31, 2017 equaled $1,604,550, a decrease of $268,850 or 14.4%, when compared to net sales of $1,873,400 for the six months ended March 31, 2016.

MFC’s RF/Microwave product sales increased $130,654 or 16.3% to $930,711 for the six months ended March 31, 2017 when compared to RF/Microwave product sales of $800,057 during the same period last year. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $132,880 to $709,430, or approximately 44% of total sales for the six months ended March 31, 2017, compared to sales of $576,550 or approximately 31% of total sales for the six months ended March 31, 2016. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $216,878 or 37.8% to $356,584 for the six months ended March 31, 2017 when compared to satellite product sales of $573,462 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Although economics conditions impact sales, management expects demand for these types of filters to continue with the proliferation of earth stations world-wide and increased sources of interference.

MFC’s Cable TV product sales decreased $127,501 or 40.3% to $188,976 for the six months ended March 31, 2017 when compared to Cable TV product sales of $316,477 during the same period last year. The decrease in sales can primarily be attributed to orders from two customers with specific cable applications last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales decreased $51,666 or 29.3% to $124,851 for the six months ended March 31, 2017 when compared to sales of $176,517 during the same period last year. The decrease can primarily be attributed to a decrease in demand for wireless diplexers which were sold to one customer last year.

MFC’s sales order backlog equaled $608,888 at March 31, 2017 compared to sales order backlog of $733,955 at March 31, 2016. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 70% of the total sales order backlog at March 31, 2017 is scheduled to ship by September 30, 2017.

Gross profit for the six months ended March 31, 2017 equaled $521,811, a decrease of $189,196 or 26.6%, when compared to gross profit of $711,007 for the six months ended March 31, 2016. The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 32.5% for the six months ended March 31, 2017 compared to 38.0% for the six months ended March 31, 2016. The decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year providing a lower base to absorb overhead expenses.

SG&A expenses for the six months ended March 31, 2017 equaled $659,623, a decrease of $51,898 or 7.3%, when compared to SG&A expenses of $711,521 for the six months ended March 31, 2016. The decrease can primarily be attributed to decreases in payroll and payroll related expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. As a percentage of sales, SGA expenses increased to 41.1% for the six months ended March 31, 2017 compared to 38.0% for the six months ended March 31, 2016 due primarily to the lower sales volume this year when compared to the same period last year.

The Company recorded a loss from operations of $137,812 for the six months ended March 31, 2017 compared to a loss from operations of $514 for the six months ended March 31, 2016. The higher loss can primarily be attributed to the lower sales volume this year when compared to the same period last year.

Other expense was $5,764 for the six months ended March 31, 2017 compared to $6,084 for the six months ended March 31, 2016 primarily due to interest expense of $8,018 offset by miscellaneous non-operating income of $2,254 for the six months ended March 31, 2017 and interest expense of $9,096 offset by miscellaneous non-operating income of $3,012 for the six months ended March 31, 2016. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The benefit for income taxes equaled $0 for the six months ended March 31, 2017 and a benefit of $3,000 for the six months ended March 31, 2016. The benefit for the six months ended March 31, 2016 can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At March 31, 2017 and 2016, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	March 31, 2017	September 30, 2016

Cash & cash equivalents	$844,688	$923,117
Working capital	$1,256,486	$1,438,068
Current ratio	4.76 to 1	5.20 to 1
Long-term debt	$294,809	$318,998

Cash and cash equivalents decreased $78,429 to $844,688 at March 31, 2017 when compared to cash and cash equivalents of $923,117 at September 30, 2016. The decrease was a result of $1,899 in net cash used in operating activities, $52,745 in net cash used for capital expenditures, $23,123 in net cash used for repayment of a note payable and $662 used to purchase treasury stock.

Net cash provided by operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The decrease of $98,667 in accounts receivable at March 31, 2017 when compared to September 30, 2016 can primarily be attributed to the timing of shipments and collections.

The capital expenditures of $52,745 consisted primarily of computer hardware and production equipment.

On July 2, 2013, Microwave Filter Company, Inc. entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

The Company purchased 1,079 shares of common stock at an average price of $.61 per share into treasury during the three months ended March 31, 2017.

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

MICROWAVE FILTER COMPANY, INC.

May 12, 2017	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

May 12, 2017	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

