Form 10-Q
period 2017-06-30
MICROWAVE FILTER CO INC /NY/
filed 2017-08-11
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

Common Stock, $.10 Par Value - 2,579,928 shares as of August 1, 2017.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Part I Financial Information

Item 1. Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2017	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$682,626	$923,117
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	302,792	346,633
Inventories, net	457,729	448,747
Prepaid expenses and other current assets	49,120	61,673
Total current assets	1,492,267	1,780,170

Property, plant and equipment, net	347,771	351,931
Total assets	$1,840,038	$2,132,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,184	$61,770
Customer deposits	16,424	28,818
Accrued payroll and related expenses	43,168	43,646
Accrued compensated absences	106,159	144,942
Notes payable - short term	48,269	46,652
Other current liabilities	17,307	16,274
Total current liabilities	301,511	342,102

Notes payable - long term	282,562	318,998
Total other liabilities	282,562	318,998
Total liabilities	584,073	661,100

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2017 and 2016,Outstanding 2,579,928 shares in 2017 and 2,581,007 in 2016	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(730,543)	(516,169)
Common stock in treasury, at cost 1,744,212 shares in 2017 and 1,743,133 shares in 2016	(1,694,612)	(1,693,950)
Total stockholders’ equity	1,255,965	1,471,001
Total liabilities and stockholders’ equity	$1,840,038	$2,132,101

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$702,648	$928,636	$2,307,198	$2,802,036

Cost of goods sold	476,926	586,255	1,559,665	1,748,648

Gross profit	225,722	342,381	747,533	1,053,388

Selling, general and administrative expenses	293,862	317,817	953,485	1,029,338

(Loss) income from operations	(68,140)	24,564	(205,952)	24,050

Other expense, net	(2,658)	(2,145)	(8,422)	(8,229)

(Loss) income before income taxes	(70,798)	22,419	(214,374)	15,821

Benefit for income taxes	0	0	0	3,000

Net (loss) income	$(70,798)	$22,419	$(214,374)	$18,821

Per share data:
Basic and diluted earnings (loss) per common share	$(0.03)	$0.01	$(0.08)	$0.01

Shares used in computing net earnings (loss) per common share:
Basic and diluted	2,579,928	2,581,007	2,580,459	2,581,223

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(214,374)	$18,821

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	60,495	70,918
Change in operating assets and liabilities:
Accounts receivable-trade	43,841	(77,850)
Inventories	(8,982)	22,340
Prepaid expenses and other assets	12,553	(4,265)
Accounts payable and customer deposits	(3,980)	32,545
Accrued payroll and related expenses and compensated absences	(39,261)	17,334
Other current liabilities	1,033	(2,807)
Net cash (used in) provided by operating activities	(148,675)	77,036

Cash flows from investing activities:
Property, plant and equipment purchased	(56,335)	(11,704)
Net cash used in investing activities	(56,335)	(11,704)

Cash flows from financing activities:
Repayment of note payable	(34,819)	(33,228)
Purchase of treasury stock	(662)	(235)
Net cash used in financing activities	(35,481)	(33,463)

Net (decrease) increase in cash and cash equivalents	(240,491)	31,869

Cash and cash equivalents at beginning of period	923,117	896,667

Cash and cash equivalents at end of period	$682,626	$928,536

Supplemental Schedule of Cash Flow Information:
Interest paid	$11,953	$13,545

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2017

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2016, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended September 30, 2016.

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

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or market.

Inventories net of the reserve for obsolescence consisted of the following:

	June 30, 2017	September 30, 2016

Raw materials and stock parts	$337,689	$324,749
Work-in-process	16,003	54,716
Finished goods	104,037	69,282
	$457,729	$448,747

The Company’s reserve for obsolescence equaled $435,528 at June 30, 2017 and September 30, 2016. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 5. Legal Matters

None.

Note 6. Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s notes payable approximates its fair value.

The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

Sales to one Original Equipment Manufacturer (“OEM”) customer represented 43.1% of total sales for the nine months ended June 30, 2017 and 28.0% of total sales for the nine months ended June 30, 2016. This one customer represented 28.1%, 32.8% and 24.7% of total sales for the fiscal years ending September 30, 2016, 2015 and 2014, respectively. These sales are in connection with a multiyear program in which the Company is a subcontractor. A loss of this customer or programs related to this customer could materially impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of June 30, 2017 and September 30, 2016 was $330,831 and $365,650 respectively. Interest accrued as of June 30, 2017 and September 30, 2016 was $1,158 and $1,280, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended June 30, 2017 and 2016. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended June 30, 2017 and 2016.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 vs. THREE MONTHS ENDED JUNE 30, 2016

The following table sets forth the Company’s net sales by major product group for the three months ended June 30, 2017 and 2016.

Product group	Fiscal 2017	Fiscal 2016
Microwave Filter (MFC):
RF/Microwave	$394,092	$445,105
Satellite	210,703	310,059
Cable TV	56,902	100,663
Broadcast TV	40,286	71,837
Niagara Scientific (NSI):	665	972
Total	$702,648	$928,636

Sales backlog at June 30	$463,727	$521,254

Net sales for the three months ended June 30, 2017 equaled $702,648, a decrease of $225,988 or 24.3%, when compared to net sales of $928,636 for the three months ended June 30, 2016.

MFC’s RF/Microwave product sales decreased $51,013 or 11.5% to $394,092 for the three months ended June 30, 2017 when compared to RF/Microwave product sales of $445,105 during the same period last year. The decrease in sales can primarily be attributed to a decrease in sales to the U.S. Government. Sales to the U.S. Government equaled $0 for the three months ended June 30, 2017 compared to $89,250 during the same period last year. The Company’s RF/Microwave products are sold primarily to the U.S. Government and Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $76,210 to $284,900, or 40.5% of total sales for the three months ended June 30, 2017, compared to sales of $208,690 or 22.5% of total sales for the three months ended June 30, 2016. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $99,356 or 32.0% to $210,703 for the three months ended June 30, 2017 when compared to Satellite product sales of $310,059 during the same period last year. The decrease in sales can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Despite the decrease in sales, management expects demand for these types of filters to continue with the proliferation of earth stations world-wide and increased sources of interference.

MFC’s Cable TV product sales decreased $43,761 or 43.5% to $56,902 for the three months ended June 30, 2017 when compared to Cable TV product sales of $100,663 during the same period last year. The decrease in sales can primarily be attributed to a decrease in sales from one customer with specific cable applications last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales decreased $31,551 or 43.9% to $40,286 for the three months ended June 30, 2017 when compared to sales of $71,837 during the same period last year. The decrease can primarily be attributed a decrease in sales to one international customer. The Company has developed new products for this market and is hopeful that sales will increase in the future.

The Company’s international sales decreased $182,027 to $82,693 for the three months ended June 30, 2017 compared to $264,720 for the same period last year. The decrease can primarily be attributed to decreases in demand for the Company’s satellite and broadcast products.

MFC’s sales order backlog equaled $463,727 at June 30, 2017 compared to sales order backlog of $521,254 at June 30, 2016. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 54% of the total sales order backlog at June 30, 2017 is scheduled to ship by September 30, 2017.

Gross profit for the three months ended June 30, 2017 equaled $225,722, a decrease of $116,659 or 34.1%, when compared to gross profit of $342,381 for the three months ended June 30, 2016. The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 32.1% for the three months ended June 30, 2017 compared to 36.9% for the three months ended June 30, 2016. The decrease in gross profit as a percentage of sales can primarily be attributed to higher direct material costs as a percentage of sales due to product sales mix.

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2017 equaled $293,862, a decrease of $23,955 or 7.5%, when compared to SGA expenses of $317,817 for the three months ended June 30, 2016. The decrease can primarily be attributed to decreases in payroll and payroll related expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. The decrease in payroll costs was partially offset by an increase in advertising and promotional expenses. A proactive marketing effort is continuing in an effort to increase market share. As a percentage of sales, SGA expenses equaled 41.8% for the three months ended June 30, 2017 when compared to 34.2% for the three months ended June 30, 2016 primarily due to the lower sales volume this year providing a lower base to absorb expenses.

The Company recorded a loss from operations of $68,140 for the three months ended June 30, 2017 compared to income from operations of $24,564 for the three months ended June 30, 2016. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

Other expense was $2,658 for the three months ended June 30, 2017 compared to expense of $2,145 for the three months ended June 30, 2016 primarily due to interest expense of $3,813 offset by miscellaneous non-operating income of $1,155 for the three months ended June 30, 2017 and interest expense of $4,333 offset by miscellaneous non-operating income of $2,188 for the three months ended June 30, 2016. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The benefit for income taxes equaled $0 for the three months ended June 30, 2017 and 2016. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

NINE MONTHS ENDED JUNE 30, 2017 vs. NINE MONTHS ENDED JUNE 30, 2016

The following table sets forth the Company’s net sales by major product group for the nine months ended June 30, 2017 and 2016.

Product group	Fiscal 2017	Fiscal 2016
Microwave Filter (MFC):
RF/Microwave	$1,324,803	$1,245,162
Satellite	567,287	883,521
Cable TV	245,878	417,140
Broadcast TV	165,137	248,354
Niagara Scientific (NSI):	4,093	7,859
Total	$2,307,198	$2,802,036

Sales backlog at June 30	$463,727	$521,254

Net sales for the nine months ended June 30, 2017 equaled $2,307,198, a decrease of $494,838 or 17.7%, when compared to net sales of $2,802,036 for the nine months ended June 30, 2016.

MFC’s RF/Microwave product sales increased $79,641 or 6.4% to $1,324,803 for the nine months ended June 30, 2017 when compared to RF/Microwave product sales of $1,245,162 during the same period last year. MFC’s RF/Microwave products are sold primarily to the U. S. Government and OEMs that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $209,090 to $994,330, or 43.1% of total sales for the nine months ended June 30, 2017, compared to sales of $785,240 or 28.0% of total sales for the nine months ended June 30, 2016. These sales are in connection with a multiyear program in which the Company is a subcontractor. Sales to the U.S. Government decreased $88,355 to $31,495 for the nine months ended June 30, 2017 compared to $119,850 during the same period last year. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $316,234 or 35.8% to $567,287 for the nine months ended June 30, 2017 when compared to satellite product sales of $883,521 during the same period last year. The decrease can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Despite the decrease in sales, management expects demand for these types of filters to continue with the proliferation of earth stations world-wide and increased sources of interference.

MFC’s Cable TV product sales decreased $171,262 or 41.1% to $245,878 for the nine months ended June 30, 2017 when compared to Cable TV product sales of $417,170 during the same period last year. The decrease in sales can primarily be attributed a decrease in sales from two customers with specific cable applications last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales decreased $83,217 or 33.5% to $165,137 for the nine months ended June 30, 2017 when compared to sales of $248,354 during the same period last year. The decrease can primarily be attributed to a decrease in sales of wireless diplexers which were sold to one international customer last year.

The Company’s international sales decreased $378,895 to $255,337 for the nine months ended June 30, 2017 compared to $634,232 for the same period last year. The decrease can primarily be attributed to decreases in demand for the Company’s satellite and broadcast products.

MFC’s sales order backlog equaled $463,727 at June 30, 2017 compared to sales order backlog of $521,254 at June 30, 2016. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 54% of the total sales order backlog at June 30, 2017 is scheduled to ship by September 30, 2017.

Gross profit for the nine months ended June 30, 2017 equaled $747,533, a decrease of $305,855 or 29.0%, when compared to gross profit of $1,053,388 for the nine months ended June 30, 2016. The decrease in gross profit can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 32.4% for the nine months ended June 30, 2017 compared to 37.6% for the nine months ended June 30, 2016. The decrease can primarily be attributed to higher direct material costs as a percentage of sales due primarily to product sales mix and the lower sales volume this year when compared to the same period last year providing a lower base to absorb overhead expenses.

SG&A expenses for the nine months ended June 30, 2017 equaled $953,485, a decrease of $75,853 or 7.4%, when compared to SG&A expenses of $1,029,338 for the nine months ended June 30, 2016. The decrease can primarily be attributed to decreases in payroll and payroll related expenses. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. The decrease in payroll costs was partially offset by an increase in advertising and promotional expenses. A proactive marketing effort is continuing in an effort to increase market share. As a percentage of sales, SGA expenses increased to 41.3 % for the nine months ended June 30, 2017 compared to 36.7% for the nine months ended June 30, 2016 due primarily to the lower sales volume this year when compared to the same period last year.

The Company recorded a loss from operations of $205,952 for the nine months ended June 30, 2017 compared to income from operations of $24,050 for the nine months ended June 30, 2016. The loss can primarily be attributed to the lower sales volume this year when compared to the same period last year.

Other expense was $8,422 for the nine months ended June 30, 2017 compared to expense of $8,229 for the nine months ended June 30, 2016 primarily due to interest expense of $11,831 offset by miscellaneous non-operating income of $3,409 for the nine months ended June 30, 2017 and interest expense of $13,429 offset by miscellaneous non-operating income of $5,200 for the nine months ended June 30, 2016. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The benefit for income taxes equaled $0 for the nine months ended June 30, 2017 and a benefit of $3,000 for the nine months ended June 30, 2016. The benefit for the nine months ended June 30, 2016 can be attributed to a prior year’s federal refund. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At June 30, 2017 and 2016, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	June 30, 2017	September 30, 2016

Cash & cash equivalents	$682,626	$923,117
Working capital	$1,190,756	$1,438,068
Current ratio	4.95 to 1	5.20 to 1
Long-term debt	$282,562	$318,998

Cash and cash equivalents decreased $240,491 to $682,626 at June 30, 2017 when compared to cash and cash equivalents of $923,117 at September 30, 2016. The decrease was a result of $148,675 in net cash used in operating activities, $56,335 in net cash used for capital expenditures, $34,819 in net cash used for repayment of a note payable and $662 used to purchase treasury stock.

Net cash provided by operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The $148,675 in net cash used in operating activities can primarily be attributed the net loss of $214,374 net of depreciation expense of $60,495. The decrease of $43,841 in accounts receivable at June 30, 2017 when compared to September 30, 2016 can primarily be attributed to the timing of shipments and collections. The decrease of $38,783 in accrued compensated absences at June 30, 2017 when compared to September 30, 2016 can primarily be attributed to employees electing to use accrued vacation to cover time off.

The capital expenditures of $56,335 consisted primarily of computer hardware and production equipment.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

None during the three months ended June 30, 2017.

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

MICROWAVE FILTER COMPANY, INC.

August 11, 2017	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

August 11, 2017	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

