Form 10-K
period 2017-09-30
MICROWAVE FILTER CO INC /NY/
filed 2017-12-08
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if smaller reporting company) Smaller reporting company [X] Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,513,605.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 16, 2017: 2,579,684

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2017 Annual Report and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

MFC manufactures radio frequency (RF) filters and related components for eliminating interference and facilitating signal processing for such markets as Cable Television, Broadcast, Commercial and Military Communications, Avionics, Radar, Navigation and Defense. The Company designs waveguide, stripline/ microstrip, transmission line, miniature/subminiature and lumped constant filters. Configurations include bandpass, highpass, lowpass, bandstop, multiplexers, tunable notch, tunable bandpass, high power filters, amplitude equalized, delay equalized and filter networks. The Company actively produces over 1,700 standard products and has designed more than 5,000 custom products for specialized applications.

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

Broadcast – MFC continues to develop and expand its series of wireless diplexers.

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

As a result of the recent Broadcast Incentive Auction, UHF channels 38-51 have been auctioned off for Internet Service Provider operations. TV Stations within this channel range that wish to continue broadcasting will be relocated to the remaining UHF spectrum of channels 14-36. This reallocation is expected to align well with MFC’s UHF broadcast filters and combining systems as the changeovers take place.

MFC also continues to serve other segments of the Broadcast industry such as FM radio, STL (TV Studio-to-Transmitter Links) and the BAS (Broadcast Auxiliary Service) band (formerly known as the ENG (Electronic News Gathering) band.)

WORLD TRADE

The Company’s international sales decreased $349,615 or 46.4% to $404,315 for the fiscal year ended September 30, 2017 when compared to international sales of $753,930 during the fiscal year ended September 30, 2016. The decrease in international sales can primarily be attributed to decreases in the sales of the Company’s Satellite and Broadcast TV products.

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

SIGNIFICANT CUSTOMERS

Sales to one customer represented 41.2% of total sales for the fiscal year ended September 30, 2017 compared to 28.1% of total sales for the fiscal year ended September 30, 2016. These sales are in connection with a multiyear program in which the Company is a subcontractor. A loss of this customer or programs related to this customer could materially impact the Company.

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

At September 30, 2017, the Company’s total backlog of orders, which represents firm orders from customers, was $702,665 compared to $314,717 at September 30, 2016. The total Company backlog at September 30, 2017 is scheduled to ship during fiscal 2018. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES

At September 30, 2017, the Company employed 29 full-time and 7 part-time employees.

RESEARCH AND DEVELOPMENT

The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $326,965 and $360,437 for the fiscal years 2017 and 2016, respectively. Research and development costs are charged to operations as incurred.

COMPETITION

The principal competitive factors facing both MFC are price, technical performance, service and the ability to produce in quantity to specific delivery schedules. Based on these factors, the Company believes it competes favorably in its markets.

AVAILABLE INFORMATION

Our Internet address is www.microwavefilter.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the investor relations link of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2017 and 2016 was $318,998 and $365,650, respectively.

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

Fiscal 2017	High	Low

Oct. 1, 2016 to Dec. 31, 2016	$0.65	$0.55
Jan. 1, 2017 to Mar. 31, 2017	0.79	0.60
Apr. 1, 2017 to June 30, 2017	0.70	0.61
July 1, 2017 to Sept. 30, 2017	0.65	0.59

Fiscal 2016	High	Low

Oct. 1, 2015 to Dec. 31, 2015	$0.55	$0.44
Jan. 1, 2016 to Mar. 31, 2016	0.66	0.48
Apr. 1, 2016 to June 30, 2016	0.75	0.55
July 1, 2016 to Sept. 30, 2016	0.70	0.40

The Company had 549 holders of record of its common stock at November 16, 2017. Included in this number are shares held in “nominee” or “street” name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

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

RESULTS OF OPERATIONS

The following table sets forth the Company’s net sales by major product group for each of the fiscal years in the two year period ended September 30, 2017. Certain reclassifications were made to last year’s product groupings to conform to the current year presentation.

Product group	Fiscal 2017	Fiscal 2016

Microwave Filter:
RF/Microwave	$1,651,812	$1,501,169
Satellite	778,775	1,135,130
Cable TV	322,193	533,922
Broadcast TV	276,443	366,957
Niagara Scientific	7,446	8,152
Total	$3,036,669	$3,545,330

Sales backlog at 9/30	$702,665	$314,717

Fiscal 2017 compared to fiscal 2016

Consolidated net sales for the fiscal year ended September 30, 2017 equaled $3,036,669, a decrease of $508,661 or 14.3%, when compared to consolidated net sales of $3,545,330 during the fiscal year ended September 30, 2016.

MFC’s RF/Microwave product sales increased $150,643 or 10.0% to $1,651,812 during the fiscal year ended September 30, 2017 when compared to sales of $1,501,169 during the fiscal year ended September 30, 2016. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $256,485 to $1,252,005, or 41.2% of total sales, during the fiscal year ended September 30, 2017 compared to sales of $995,520, or 28.1% of total sales, during the fiscal year ended September 30, 2016. These sales are in connection with a multiyear program in which the Company is a subcontractor. Sales to the U.S. Government decreased $89,100 to $39,000 for the fiscal year ended September 30, 2017 when compared to sales of $128,100 for the fiscal year ended September 30, 2016. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $356,355 or 31.4% to $778,775 during the fiscal year ended September 30, 2017 when compared to sales of $1,135,130 during the fiscal year ended September 30, 2016. The decrease can be attributed to a decrease in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Despite the decrease in sales, management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC’s Cable TV product sales decreased $211,729 or 39.7% to $322,193 during the fiscal year ended September 30, 2017 when compared to Cable TV product sales of $533,922 during the fiscal year ended September 30, 2016. The decrease in sales can primarily be attributed to orders from two customers with specific cable applications last year. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV product sales decreased $90,514 or 24.7% to $276,443 for the fiscal year ended September 30, 2017 when compared to sales of $366,957 for the fiscal year ended September 30, 2016. The decrease can primarily be attributed to a decrease in sales of wireless diplexers which were sold to one customer last year.

At September 30, 2017, the Company’s total backlog of orders, which represents firm orders from customers, equaled $702,665 compared to $314,717 at September 30, 2016. The total Company backlog at September 30, 2017 is scheduled to ship during fiscal 2018. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Gross profit decreased $291,478 or 22.4% to $1,008,669 during the fiscal year ended September 30, 2017 when compared to gross profit of $1,300,147 during the fiscal year ended September 30, 2016. The dollar decrease can primarily be attributed to the lower sales volume this year when compared to the same period last year. As a percentage of sales, gross profit equaled 33.2% during the fiscal year ended September 30, 2017 compared to 36.7% during the fiscal year ended September 30, 2016.The decrease can be attributed to higher direct material costs as a percentage of sales primarily due to product sales mix and the lower sales volume this year providing a lower base to absorb expenses.

Selling, general and administrative (SG&A) expenses decreased $67,696 or 5.1% to $1,261,755 during the fiscal year ended September 30, 2017 when compared to SG&A expenses of $1,329,451 during the fiscal year ended September 30, 2016. Planned increases in advertising and promotional expenses were offset by lower payroll and payroll related expenses when compared to the same period last year. The Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation. As a percentage of sales, SG&A expenses increased to 41.6% during fiscal 2017 compared to 37.5% during fiscal 2016 primarily due to the lower sales volume this year when compared to the same period last year providing a lower base to absorb expenses.

Other income (expense) was an expense of $11,130 for the fiscal year ended September 30, 2017 compared to expense of $6,290 for the fiscal year ended September 30, 2016 primarily due to interest expense of $15,545 offset by miscellaneous non-operating income of $4,415 for the fiscal year ended September 30, 2017 and interest expense of $17,680 offset by miscellaneous non-operating income of $11,390 for the fiscal year ended September 30, 2016. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The Company recorded income taxes of $0 for the fiscal year ended September 30, 2017 compared to a benefit for income taxes of $3,000 for the fiscal year ended September 30, 2016. The benefit for fiscal 2016 can be attributed to a prior year’s federal refund. Any provision for income tax expense was fully offset by a reversal of a portion of the Company’s valuation allowance. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

LIQUIDITY AND CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations and its existing cash balances.

	September 30
	2017	2016
Cash & cash equivalents	$667,940	$923,117
Working capital	$1,149,368	$1,438,068
Current ratio	4.24 to 1	5.20 to 1
Long-term debt	$270,172	$318,998

Cash and cash equivalents decreased $255,177 to $667,940 at September 30, 2017 when compared to $923,117 at September 30, 2016. The decrease was a result of $151,379 in net cash used in operating activities, $56,335 in net cash used for capital expenditures, $46,652 in net cash used for repayment of a note payable and $811 in net cash used to purchase treasury stock.

The $151,379 in net cash used in operating activities can primarily be attributed to the net loss of $264,216 net of depreciation expense of $81,488 and favorable changes in assets and liabilities. The decrease of $33,815 in prepaid expenses and other current assets can primarily be attributed to the timing of payments. The increase in accounts payable of $42,579 can primarily be attributed to the timing of purchases and payments. The decrease in accrued compensated absences of $48,452 can primarily be attributed to accrued vacation used during the fiscal year. The Company has been participating in the New York State Shared Work Program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits to supplement their lost wages or elect to use accrued vacation.

The capital expenditures of $56,335 consisted primarily of computer hardware and production equipment.

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2017 and 2016 was $318,998 and $365,650, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2017 and 2016, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2017 Annual Report and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, the Company’s management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2017.

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

MICROWAVE FILTER COMPANY, INC.

/S/ Paul W. Mears
By:	Paul W. Mears
(Chief Executive Officer)

/S/ Richard Jones
By:	Richard Jones
(Vice President and Chief Financial Officer)

Dated:	December 8, 2017

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

Dated: December 8, 2017

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

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microwave Filter Company, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dannible & McKee, LLP

Dannible & McKee, LLP

Syracuse, New York

December 6, 2017

Microwave Filter Company and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$667,940	$923,117
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	350,703	346,633
Inventories, net of obsolete inventory reserve of $445,393 and $435,528	458,158	448,747
Prepaid expenses and other current assets	27,858	61,673
Total current assets	1,504,659	1,780,170

Property, plant and equipment, net	326,778	351,931

Total Assets	$1,831,437	$2,132,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,349	$61,770
Customer deposits	43,893	28,818
Accrued payroll and related expenses	39,710	43,646
Accrued compensated absences	96,490	144,942
Notes Payable - Short Term	48,826	46,652
Other current liabilities	22,023	16,274
Total current liabilities	355,291	342,102

Notes Payable - Long Term	270,172	318,998
Total other liabilities	270,172	318,998
Total liabilities	625,463	661,100

Stockholders’ equity:
Common stock, $.10 par value. Authorized 5,000,000 shares Issued 4,324,140 in 2017 and 2016, Outstanding 2,579,684 in 2017 and 2,581,007 in 2016	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(780,385)	(516,169)

Common stock in treasury, at cost, 1,744,456 shares in 2017 and 1,743,133 shares in 2016	(1,694,761)	(1,693,950)
Total stockholders’ equity	1,205,974	1,471,001
Total Liabilities and Stockholders’ Equity	$1,831,437	$2,132,101

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended September 30
	2017	2016

Net sales	$3,036,669	$3,545,330

Cost of goods sold	2,028,000	2,245,183

Gross profit	1,008,669	1,300,147

Selling, general and administrative expenses	1,261,755	1,329,451

Loss from operations	(253,086)	(29,304)

Non-operating Income (Expense)
Interest income	1,880	2,396
Interest expense	(15,545)	(17,680)
Miscellaneous	2,535	8,994

Loss before income taxes	(264,216)	(35,594)

Benefit from income taxes	(0)	(3,000)

NET LOSS	$(264,216)	$(32,594)

Per share data:
Basic and Diluted Earnings (Loss)
Per Common Share	$(0.10)	$(0.01)

Shares used in computing net earnings (loss) per common share:
Basic and diluted	2,580,271	2,581,168

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2017 and 2016

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amt	Capital	Deficit	Shares	Amt	Equity

Balance September 30, 2015	4,324,140	$432,414	$3,248,706	$(483,575)	1,742,674	$(1,693,715)	$1,503,830

Net loss				(32,594)			(32,594)
Purchase of treasury stock					459	(235)	(235)

Balance September 30, 2016	4,324,140	432,414	3,248,706	(516,169)	1,743,133	(1,693,950)	1,471,001

Net loss				(264,216)			(264,216)
Purchase of treasury stock					1,323	(811)	(811)

Balance September 30, 2017	4,324,140	$432,414	$3,248,706	$(780,385)	1,744,456	$(1,694,761)	$1,205,974

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended September 30
	2017	2016
Cash flows from operating activities:
Net loss	$(264,216)	$(32,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	81,488	94,848
Inventory obsolescence provision	9,865	6,272
Changes in assets and liabilities:
Accounts receivable-trade	(4,070)	46,255
Inventories	(19,276)	(7,512)
Prepaid and other current assets	33,815	(17,574)
Accounts payable and customer deposits	57,654	8,587
Accrued payroll, compensated absences and related expenses	(52,388)	(7,098)
Other current liabilities	5,749	(8,267)
Net cash (used in) provided by operating activities	(151,379)	82,917

Cash flows from investing activities:
Capital expenditures	(56,335)	(11,704)
Net cash used in investing activities	(56,335)	(11,704)

Cash flows from financing activities:
Repayment of note payable	(46,652)	(44,528)
Purchase of treasury stock	(811)	(235)
Net cash used in financing activities	(47,463)	(44,763)

Net (decrease) increase in cash and cash equivalents	(255,177)	26,450

Cash and cash equivalents at beginning of year	923,117	896,667

Cash and cash equivalents at end of year	$667,940	$923,117

Supplemental disclosures of cash flows:
Cash paid during the year for :
Interest	$15,712	$17,836

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

g. Research and Development

Costs in connection with research and development, which amount to $326,965 and $360,437 for the fiscal years 2017 and 2016, respectively, are charged to operations as incurred.

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

The Company follows FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise. The Company determined it has no uncertain tax positions and therefore no amounts are recorded.

j. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. Income (loss) used in the EPS calculation is net income (loss) for each year. There were no dilutive potential shares outstanding for the years ended September 30, 2017 and 2016.

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

n. Warranty Costs

The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $5,000 and $6,000 for the fiscal years ended September 30, 2017 and 2016, respectively.

o. Impairment of Long-Lived Assets

The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the fiscal years ended September 30, 2017 and 2016.

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

2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

	September 30
	2017	2016

Raw materials and stock parts	$337,462	$324,749
Work-in-process	21,861	54,716
Finished goods	98,835	69,282

	$458,158	$448,747

The Company’s reserve for obsolescence equaled $445,393 at September 30, 2017 and $435,528 at September 30, 2016.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30
	2017	2016

Land	$143,000	$143,000
Building and improvements	1,928,599	1,928,599
Machinery and equipment	3,497,015	3,485,413
Office equipment and fixtures	1,916,740	1,872,007

	7,485,354	7,429,019
Less: Accumulated depreciation	7,158,576	7,077,088

Property, plant and equipment, net	$326,778	$351,931

Depreciation expense	$81,488	$94,848

4. NOTES PAYABLE

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2017 and 2016 was $318,998 and $365,650 respectively. Interest accrued as of September 30, 2017 and 2016 was $1,113 and $1,280 respectively.

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

Year Ended	Principal	Interest	Total
September 30,	Payments	Payments	Payments

2018	$48,826	$13,538	$62,364
2019	51,101	11,263	62,364
2020	53,456	8,908	62,364
2021	55,972	6,392	62,364
2022	58,680	3,684	62,364
Thereafter	50,963	1,007	51,970
	$318,998	$44,792	$363,790

5. PROFIT SHARING AND 401-K PLANS

The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee’s first 6% of contributions during fiscal 2017. The maximum corporate match was 6% of an employee’s compensation during fiscal 2017.

The Company’s matching contributions to the 401-K plan for the years ended September 30, 2017 and 2016 were $70,316 and $84,508, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0 in 2017 and 2016.

6. OBLIGATIONS UNDER OPERATING LEASES

The Company leases equipment under an operating lease agreement expiring on December 31, 2018. Rental expense under this lease for the year ended September 30, 2017 was $4,930.

Minimum rental commitments at September 30, 2017 for this lease are:

Year Ended	Lease
September 30	Payments
2018	$4,930
2019	1,232
$6,162

7. INCOME TAXES

The components of the benefit from income taxes in the accompanying consolidated statements of operations are as follows:

	Year Ended September 30,
	2017	2016
Currently payable:
Federal	$0	$(3,000)
State	0	0
Deferred (credit)	0	0

	$0	$(3,000)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2017 and 2016 as follows:

	Year ended September 30,
	2017		2016
	Amount	%	Amount	%
Statutory tax rate	$(89,833)	(34.0%)	$(12,102)	(34.0%)
Research and development tax credits	(13,883)	(5.2%)	(15,347)	(43.1%)
Prior years federal refund	0	0.0%	(3,000)	(8.4%)
Valuation allowance change	103,647	39.2%	27,412	77.0%
Permanent differences	69	0.0%	37	0.1%

	$0	0.0%	$(3,000)	(8.4%)

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2017	2016

Inventory	$157,515	$154,364
Accrued warranty	4,250	4,250
Accrued vacation	26,347	42,820
Accounts receivable	1,432	1,432
Valuation allowance	(189,544)	(202,866)

Net deferred tax assets
(liabilities) - current	$0	$0

Accelerated depreciation	$27,320	$17,111
Research and development
tax credit carry forward	288,369	274,486
AMT credit carry forward	37,521	37,521
NOL carry forward	268,666	175,789
Valuation allowance	(621,876)	(504,907)

Net deferred tax assets
(liabilities) – noncurrent	$0	$0

Net deferred tax assets	$0	$0

As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. The research and development tax credit carry forwards and NOL carry forwards of approximately $288,000 and $830,000 expire in 2036. At September 30, 2017, the Company’s federal AMT credit can be carried forward indefinitely. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years September 30, 2015 through September 30, 2017. The Company has no uncertain tax positions. As of September 30, 2017 and 2016 there is no accrual for interest or penalties related to uncertain tax positions.

8. INDUSTRY SEGMENT DATA

The Company’s primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

9. SIGNIFICANT CUSTOMERS

Sales to one customer represented 41.2% of total sales for the fiscal year ended September 30, 2017 compared to 28.1% of total sales for the fiscal year ended September 30, 2016. A loss of this customer or programs related to this customer could materially impact the Company.

10. LEGAL MATTERS

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	MFC Certificate of Corporation, as amended (incorporated by reference to MFC’s Proxy Statement dated March 14, 1996 for the April 4, 1996Annual Meeting and MFC’s Report on Form 10-Q dated May 14,1996.)

3.2	MFC Amended and Restated Bylaws. (incorporated by reference to MFC’s Proxy Statement dated March 14, 1996 for the April 4, 1996Annual Meeting and MFC’s Report on Form 10-Q dated May 14,1996.)

31.1	Section 13a-14(a)/15d-14(a) Certification of Paul W. Mears

31.2	Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1	Section 1350 Certification of Paul W. Mears and Richard L. Jones

