Form 10-Q
period 2017-12-31
MICROWAVE FILTER CO INC /NY/
filed 2018-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2017

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

Common Stock, $.10 Par Value - 2,579,684 shares as of February 1, 2018.

MICROWAVE FILTER COMPANY, INC.

Form 10-Q

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2017	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$654,225	$667,940
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	318,795	350,703
Inventories, net	423,978	458,158
Prepaid expenses and other current assets	29,938	27,858
Total current assets	1,426,936	1,504,659

Property, plant and equipment, net	308,737	326,778
Total assets	$1,735,673	$1,831,437

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$90,359	$104,349
Customer deposits	22,770	43,893
Accrued payroll and related expenses	37,167	39,710
Accrued compensated absences	96,485	96,490
Notes payable - short term	49,383	48,826
Other current liabilities	16,735	22,023
Total current liabilities	312,899	355,291

Notes payable -long term	257,607	270,172
Total other liabilities	257,607	270,172
Total liabilities	570,506	625,463

Stockholders' Equity:

Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2018 and 2017, Outstanding 2,579,684 shares in 2018 and 2017	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(821,192)	(780,385)
Common stock in treasury, at cost 1,744,456 shares in 2018 and 2017	(1,694,761)	(1,694,761)
Total stockholders' equity	1,165,167	1,205,974
Total liabilities and stockholders' equity	$1,735,673	$1,831,437

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	December 31,
	2017	2016

Net sales	$786,916	$779,374

Cost of goods sold	498,542	530,273

Gross profit	288,374	249,101

Selling, general and administrative expenses	326,502	338,751

Loss from operations	(38,128)	(89,650)

Other expense, net	(2,679)	(3,549)

Loss before income taxes	(40,807)	(93,199)

Benefit for income taxes	0	0

Net loss	$(40,807)	$(93,199)

Net Loss Per Common Share
Basic and diluted loss per share	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding
Shares used in computing net loss per share:	2,579,684	2,581,007

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(40,807)	$(93,199)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	18,041	19,319
Change in operating assets and liabilities:
Accounts receivable-trade	31,908	99,339
Inventories	34,180	27,354
Prepaid expenses and other assets	(2,080)	(6,723)
Accounts payable and customer
deposits	(35,113)	31,024
Accrued payroll and related expenses
and compensated absences	(2,548)	(18,255)
Other current liabilities	(5,288)	2,924
Net cash (used in) provided by operating activities	(1,707)	61,783

Cash flows from investing activities:
Property, plant and equipment purchased	0	(41,636)
Net cash used in investing activities	0	(41,636)

Cash flows from financing activities:
Repayment of note payable	(12,008)	(11,475)
Net cash used in financing activities	(12,008)	(11,475)

(Decrease) increase in cash and cash equivalents	(13,715)	8,672

Cash and cash equivalents at beginning of period	667,940	923,117

Cash and cash equivalents at end of period	$654,225	$931,789

Supplemental Schedule of Cash Flow Information:
Interest	$3,583	$4,116

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2018. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

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

Note 3. Inventories

Inventories are stated at the lower of cost determined on the first-in, first-out method or net realizable value. Net realizable value is determined as the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation.

Inventories net of the reserve for obsolescence consisted of the following:

	December 31, 2017	September 30, 2017

Raw materials and stock parts	$311,340	$337,462
Work-in-process	22,998	21,861
Finished goods	89,640	98,835

	$423,978	$458,158

The Company’s reserve for obsolescence equaled $445,158 at December 31, 2017 and September 30, 2017. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, the Act which among other changes, reduces the Federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Based on the provisions of the Act, the Company remeasured their net deferred tax assets applying the new lower income tax rates to the Company’s net long term deferred tax assets. As stated above, the Company has provided a full valuation allowance against its net deferred tax assets. The actual impact of the Act may differ due to changes in interpretations, assumptions and the issuance of additional guidance.

Note 5. Legal Matters

None.

Note 6. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

Net sales to two significant customers represented 38.5% of the Company’s total sales for the three months ended December 31, 2017 and net sales to one significant customer represented 42.7% of the Company’s total sales for the three months ended December 31, 2016. A loss of one of these customers or programs related to these customers could significantly impact the Company.

Note 8. Notes Payable

On July 2, 2013, the Company entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of December 31, 2017 and September 30, 2017 was $306,990 and $318,998 respectively. Interest accrued as of December 31, 2017 and September 30, 2017 was $1,113 and $1,116 respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended December 31, 2017 and 2016. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended December 31, 2017 and 2016.

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

Update 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes addresses the requirement to reclassify all current deferred income tax assets and liabilities on the balance sheet as non-current assets and liabilities, and is effective retrospectively for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this standard in the period ended December 31, 2017. As explained in Note 4, the Company has provided a full valuation allowance against its deferred tax assets, and thus there is no impact from the adoption of this updated standard in the current year or on the balance sheet of any of the periods presented.

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, warranty reserves and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

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

The Company’s inventories are stated at the lower of cost determined on the first-in, first-out method or net realizable value. Net realizable value is determined as the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2017 vs. THREE MONTHS ENDED DECEMBER 31, 2016

The following table sets forth the Company’s net sales by major product group for the three months ended December 31, 2017 and 2016.

Product group	Fiscal 2018	Fiscal 2017
Microwave Filter (MFC):
RF/Microwave	$239,969	$449,044
Satellite	359,690	162,437
Cable TV	78,576	123,602
Broadcast TV	104,026	42,905
Niagara Scientific (NSI):	4,655	1,386
Total	$786,916	$779,374

Sales backlog at December 31	$1,042,517	$709,156

Net sales for the three months ended December 31, 2017 equaled $786,916, an increase of $7,542 or 1.0%, when compared to net sales of $779,374 for the three months ended December 31, 2016.

MFC’s Satellite product sales increased $197,253 or 121.4% to $359,690 for the three months ended December 31, 2017 when compared to Satellite product sales of $162,437 during the same period last year. The increase in sales can primarily be attributed to sales of a new product which was developed for one customer and an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Sales to this one customer represented 12.6% of sales for the quarter ended December 31, 2017. Based on forecasts, management believes sales of this recently developed product to this customer will continue.

MFC’s RF/Microwave product sales decreased $209,075 or 46.6% to $239,969 for the three months ended December 31, 2017 when compared to RF/Microwave product sales of $449,044 during the same period last year. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer decreased $129,380 to $203,425 or 25.9% of total sales for the three months ended December 31, 2017 compared to sales of $332,805 or 42.7% of total sales for the three months ended December 31, 2016. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company’s backlog of orders with this customer is $902,675 and is scheduled to ship over the next twelve months. Sales to the U.S. Government decreased $26,475 to $4,750 during the three months ended December 31, 2017 compared to sales of $31,496 during the same period last year. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Cable TV product sales decreased $45,026 or 36.4% to $78,576 for the three months ended December 31, 2017 when compared to Cable TV product sales of $123,602 during the same period last year. The decrease in sales can be attributed to an order received last year from one customer with specific cable applications. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $61,121 or 142.5% to $104,026 for the three months ended December 31, 2017 when compared to sales of $42,905 during the same period last year. The increase in sales can primarily be attributed to the UHF band relocation that has resulted in channel reassignments for hundreds of TV stations across the country. New equipment including filters and combining systems are needed to help facilitate the changeover.

The Company’s international sales equaled $60,376 for the three months ended December 31, 2017 when compared to international sales of $58,130 during the same period last year.

MFC’s sales order backlog equaled $1,042,517 at December 31, 2017 compared to sales order backlog of $709,156 at December 31, 2016. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. 91.8% of the sales order backlog at December 31, 2017 is scheduled to ship by September 30, 2018.

Gross profit for the three months ended December 31, 2017 equaled $288,374, an increase of $39,273 or 15.8%, when compared to gross profit of $249,101 for the three months ended December 31, 2016. As a percentage of sales, gross profit equaled 36.6% for the three months ended December 31, 2017 compared to 32.0% for the three months ended December 31, 2016. The increase in gross profit as a percentage of sales can primarily be attributed to lower direct material costs primarily due to product sales mix and lower payroll and payroll related expenses due to a reduction in headcount in production labor and production support positions due to retirement and employee turnover with the positions not immediately filled.

Selling, general and administrative (SGA) expenses for the three months ended December 31, 2017 equaled $326,502, a decrease of $12,249 or 3.6%, when compared to SGA expenses of $338,751 for the three months ended December 31, 2016. The decrease can primarily be attributed to lower payroll and payroll related expenses during the three months ended December 31, 2017 when compared to the same period last year. As a percentage of sales, SGA expenses equaled 41.5% for the three months ended December 31, 2017 compared to 43.5% for the three months ended December 31, 2016 primarily due to the lower SGA expenses this year.

The Company recorded a loss from operations of $38,128 for the three months ended December 31, 2017 compared to a loss from operations of $89,650 for the three months ended December 31, 2016. The improvement can primarily be attributed to the higher gross profit and lower SGA expenses this year when compared to the same period last year.

Other expense for the three months ended December 31, 2017 was $2,679 compared to other expense of $3,549 for the for the three months ended December 31, 2016 primarily due to interest expense of $3,580 offset by miscellaneous non-operating income of $901 for the three months ended December 31, 2017 and interest expense of $4,120 offset by miscellaneous non-operating income of $571 for the three months ended December 31, 2016. Miscellaneous non-operating income generally consists of sales of scrap material and the forfeiture of non-refundable deposits and other incidental items.

The benefit for income taxes equaled $0 for the three months ended December 31, 2017 and December 31, 2016. We have not recognized any benefit for income taxes. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See Notes 1 and 4.

Off-Balance Sheet Arrangements

At December 31, 2017 and 2016, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	December 31, 2017	September 30, 2017

Cash & cash equivalents	$654,225	$667,940
Working capital	$1,114,037	$1,149,368
Current ratio	4.56 to 1	4.24 to 1
Long-term debt	$257,607	$270,172

Cash and cash equivalents decreased $13,715 to $654,225 at December 31, 2017 when compared to cash and cash equivalents of $667,940 at September 30, 2017. The decrease was a result of $1,707 in net cash used in operating activities and $12,008 in net cash used for repayment of a note payable.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2017 Annual Report and Form 10-K for the fiscal year ended September 30, 2017 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

MICROWAVE FILTER COMPANY, INC.

February 13, 2018	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

February 13, 2018	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

