Form 10-Q
period 2018-03-31
MICROWAVE FILTER CO INC /NY/
filed 2018-05-11
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

Common Stock, $.10 Par Value - 2,579,680 shares as of May 1, 2018.

MICROWAVE FILTER COMPANY, INC.

Form 10-Q

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2018	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$550,698	$667,940
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	336,814	350,703
Inventories, net	437,261	458,158
Prepaid expenses and other current assets	42,983	27,858
Total current assets	1,367,756	1,504,659

Property, plant and equipment, net	293,008	326,778
Total assets	$1,660,764	$1,831,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,467	$104,349
Customer deposits	35,356	43,893
Accrued payroll and related expenses	51,862	39,710
Accrued compensated absences	90,007	96,490
Notes payable - short term	49,941	48,826
Other current liabilities	16,075	22,023
Total current liabilities	323,708	355,291

Notes payable - long term	244,868	270,172
Total other liabilities	244,868	270,172
Total liabilities	568,576	625,463

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2018 and 2017, Outstanding 2,579,680 shares in 2018 and 2,579,684 in 2017	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(894,168)	(780,385)
Common stock in treasury, at cost 1,744,460 shares in 2018 and 1,744,456 shares in 2017	(1,694,764)	(1,694,761)
Total stockholders’ equity	1,092,188	1,205,974
Total liabilities and stockholders’ equity	$1,660,764	$1,831,437

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017

Net sales	$734,515	$825,176	$1,521,431	$1,604,550

Cost of goods sold	472,713	552,466	971,255	1,082,739

Gross profit	261,802	272,710	550,176	521,811

Selling, general and administrative expenses	333,611	320,872	660,113	659,623

Loss from operations	(71,809)	(48,162)	(109,937)	(137,812)

Other expense, net	(1,117)	(2,215)	(3,796)	(5,764)

Loss before income taxes	(72,926)	(50,377)	(113,733)	(143,576)

Provision for income taxes	50	0	50	0

Net loss	$(72,976)	$(50,377)	$(113,783)	$(143,576)

Per share data:
Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.04)	$(0.06)

Shares used in computing net loss per common share:
Basic and diluted	2,579,681	2,580,434	2,579,683	2,580,724

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(113,783)	$(143,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,208	39,590
Change in operating assets and liabilities:
Accounts receivable-trade	13,889	98,667
Inventories	20,897	6,787
Prepaid expenses and other assets	(15,125)	5,730
Accounts payable and customer deposits	(32,419)	(12,611)
Accrued payroll and related expenses and compensated absences	5,669	(395)
Other current liabilities	(5,948)	3,909
Net cash used in operating activities	(90,612)	(1,899)

Cash flows from investing activities:
Property, plant and equipment purchased	(2,438)	(52,745)
Net cash used in investing activities	(2,438)	(52,745)

Cash flows from financing activities:
Repayment of note payable	(24,189)	(23,123)
Purchase of treasury stock	(3)	(662)
Net cash used in financing activities	(24,192)	(23,785)

Decrease in cash and cash equivalents	(117,242)	(78,429)

Cash and cash equivalents at beginning of period	667,940	923,117

Cash and cash equivalents at end of period	$550,698	$844,688

Supplemental Schedule of Cash Flow Information:
Interest paid	$6,993	$8,059
Income taxes paid	$50	$0

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended September 30, 2018. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

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

Net realizable value is determined as the estimated selling price in the normal course of business minus the cost of completion, disposal and transportation.

Inventories net of the reserve for obsolescence consisted of the following:

	March 31, 2018	September 30, 2017

Raw materials and stock parts	$323,902	$337,462
Work-in-process	23,625	21,861
Finished goods	89,734	98,835

	$437,261	$458,158

The Company’s reserve for obsolescence equaled $445,158 at March 31, 2018 and September 30, 2017. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 7. Significant Customers

Net sales to two significant customers represented 42.2% of the Company’s total sales for the six months ended March 31, 2018 and net sales to one significant customer represented 44.2% of the Company’s total sales for the six months ended March 31, 2017. A loss of one of these customers or programs related to these customers could significantly impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of March 31, 2018 and September 30, 2017 was $294,809 and $318,998 respectively. Interest accrued as of March 31, 2018 and September 30, 2017 was $1,066 and $1,116, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended March 31, 2018 and 2017. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended March 31, 2018 and 2017.

Note 10. Recent Accounting Pronouncements

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

The Company’s inventories are stated at the lower of cost determined on the first-in, first-out method or net realizable value. Net realizable value is determined as the estimated selling price in the normal course of business minus the cost of completion, disposal and transportation. The Company uses certain estimates and judgments and considers several factors including product demand and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 vs. THREE MONTHS ENDED MARCH 31, 2017

The following table sets forth the Company’s net sales by major product group for the three months ended March 31, 2018 and 2017.

Product group	Fiscal 2018	Fiscal 2017
Microwave Filter (MFC):
RF/Microwave	$296,519	$481,667
Satellite	313,356	194,147
Cable TV	66,811	65,374
Broadcast TV	57,647	81,946
Niagara Scientific (NSI):	182	2,042
Total	$734,515	$825,176

Sales backlog at March 31	$928,718	$608,888

Net sales for the three months ended March 31, 2018 equaled $734,515, a decrease of $90,661 or 11%, when compared to net sales of $825,176 for the three months ended March 31, 2017.

MFC’s RF/Microwave product sales decreased $185,148 or 38.4% to $296,519 for the three months ended March 31, 2018 when compared to RF/Microwave product sales of $481,667 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer decreased $172,325 to $204,300, or 27.8% of total sales, for the three months ended March 31, 2018, compared to sales of $376,625, or 45.6% of total sales, for the three months ended March 31, 2017. These sales are in connection with a multiyear program in which the Company is a subcontractor. Based on backlog at March 31, 2018, sales to this one customer should equal $682,025 over the next two quarters. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales increased $119,209 or 61.4% to $313,356 for the three months ended March 31, 2018 when compared to Satellite product sales of $194,147 during the same period last year. The increase in sales can primarily be attributed to the sales of a new product developed for one customer. Sales to this one customer equaled $135,576, or 18.5% of total sales, for the quarter ended March 31, 2018 compared to $7,280 for the quarter ended March 31, 2017. Management expects sales of this product to continue but is unable to predict demand at this time.

MFC’s Cable TV product sales increased $1,437 or 2.2% to $66,811 for the three months ended March 31, 2018 when compared to Cable TV product sales of $65,374 during the same period last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales decreased $24,299 or 29.7% to $57,647 for the three months ended March 31, 2018 when compared to sales of $81,946 during the same period last year. The decrease can primarily be attributed to a decrease in sales to one international customer. The Company has developed new products for this market and is hopeful that sales will increase in the future.

MFC’s sales order backlog equaled $928,718 at March 31, 2018 compared to sales order backlog of $608,888 at March 31, 2017. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. 92.9% of the total sales order backlog at March 31, 2018 is scheduled to ship by September 30, 2018.

Gross profit for the three months ended March 31, 2018 equaled $261,802, a decrease of $10,908 or 4%, when compared to gross profit of $272,710 for the three months ended March 31, 2017. As a percentage of sales, gross profit equaled 35.6% for the three months ended March 31, 2018 compared to 33% for the three months ended March 31, 2017. The increase in gross profit as a percentage of sales can be attributed to lower direct material costs as a percentage of sales primarily due to product sales mix and lower payroll and payroll related expenses due to a reduction in head count in production labor and production support positions due to retirement and employee turnover with the positions not immediately filled.

Selling, general and administrative (SGA) expenses for the three months ended March 31, 2018 equaled $333,611, an increase of $12,739 or 4%, when compared to SGA expenses of $320,872 for the three months ended March 31, 2017. The increase can be attributed to higher promotional and advertising expenses this year when compared to the same period last year. As a percentage of sales, SGA expenses increased to 45.4% for the three months ended March 31, 2018 when compared to 38.9% for the three months ended March 31, 2017 primarily due to the lower sales volume this year providing a lower base to absorb expenses.

The Company recorded a loss from operations of $71,809 for the three months ended March 31, 2018 compared to a loss from operations of $48,162 for the three months ended March 31, 2017. The decrease in operating income can primarily be attributed to the lower sales volume this year when compared to the same period last year.

Other expense was $1,117 for the three months ended March 31, 2018 compared to $2,215 for the three months ended March 31, 2017 primarily due to interest expense of $3,363 offset by miscellaneous non-operating income of $2,246 for the three months ended March 31, 2018 and interest expense of $3,898 offset by miscellaneous non-operating income of $1,683 for the three months ended March 31, 2017. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The provision for income taxes equaled $50 for the three months ended March 31, 2018 and $0 for the three months ended March 31, 2017. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See notes 1 and 4.

SIX MONTHS ENDED MARCH 31, 2018 vs. SIX MONTHS ENDED MARCH 31, 2017

The following table sets forth the Company’s net sales by major product group for the six months ended March 31, 2018 and 2017.

Product group	Fiscal 2018	Fiscal 2017
Microwave Filter (MFC):
RF/Microwave	$536,488	$930,711
Satellite	673,046	356,584
Cable TV	145,387	188,976
Broadcast TV	161,673	124,851
Niagara Scientific (NSI):	4,837	3,428
Total	$1,521,431	$1,604,550

Sales backlog at March 31	$928,718	$608,888

Net sales for the six months ended March 31, 2018 equaled $1,521,431, a decrease of $83,119 or 5.2%, when compared to net sales of $1,604,550 for the six months ended March 31, 2017.

MFC’s RF/Microwave product sales decreased $394,223 or 42.4% to $536,488 for the six months ended March 31, 2018 when compared to RF/Microwave product sales of $930,711 during the same period last year. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer decreased $301,705 to $407,725, or 26.8% of total sales, for the six months ended March 31, 2018 compared to sales of $709,430, or 44.2% of total sales, for the six months ended March 31, 2017. These sales are in connection with a multiyear program in which the Company is a subcontractor. Based on backlog at March 31, 2018, sales to this one customer should equal $682,025 over the next two quarters. Sales to the US Government decreased $26,745 to $4,750 for the six months ended March 31, 2018 when compared to sales of $31,495 for the six months ended March 31, 2017. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales increased $316,462 or 88.7% to $673,046 for the six months ended March 31, 2018 when compared to satellite product sales of $356,584 during the same period last year. The increase in sales can primarily be attributed to the sales of a new product developed for one customer and an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Sales to this one customer equaled $234,771, or 15.4% of total sales, for the quarter ended March 31, 2018 compared to $9,660 for the quarter ended March 31, 2017. Management expects sales of this product to continue but is unable to predict demand at this time. Management expects demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources to continue with the proliferation of earth stations world-wide and increased sources of interference.

MFC’s Cable TV product sales decreased $43,589 or 23.1% to $145,387 for the six months ended March 31, 2018 when compared to Cable TV product sales of $188,976 during the same period last year. The decrease in sales can primarily be attributed to an order from one customer with specific cable applications last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $36,822 or 29.5% to $161,673 for the six months ended March 31, 2018 when compared to sales of $124,851 during the same period last year. The increase in sales can primarily be attributed to the UHF band relocation that has resulted in channel reassignments for hundreds of TV stations across the country. New equipment including filters and combining systems are needed to help facilitate the changeover.

MFC’s sales order backlog equaled $928,718 at March 31, 2018 compared to sales order backlog of $608,888 at March 31, 2017. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. 92.9% of the total sales order backlog at March 31, 2018 is scheduled to ship by September 30, 2018.

Gross profit for the six months ended March 31, 2018 equaled $550,176, an increase of $28,365 or 5.4%, when compared to gross profit of $521,811 for the six months ended March 31, 2017. As a percentage of sales, gross profit equaled 36.2% for the three months ended March 31, 2018 compared to 32.5% for the three months ended March 31, 2017. The increase in gross profit as a percentage of sales can be attributed to lower direct material costs as a percentage of sales primarily due to product sales mix and lower payroll and payroll related expenses due to a reduction in head count in production labor and production support positions due to retirement and employee turnover with the positions not immediately filled.

SG&A expenses for the six months ended March 31, 2018 equaled $660,113, an increase of $490, when compared to SG&A expenses of $659,623 for the six months ended March 31, 2017. As a percentage of sales, SGA expenses increased to 43.4% for the six months ended March 31, 2018 compared to 41.1% for the six months ended March 31, 2017 due primarily to the lower sales volume this year when compared to the same period last year.

The Company recorded a loss from operations of $109,937 for the six months ended March 31, 2018 compared to a loss from operations of $137,812 for the six months ended March 31, 2017. The improvement can primarily be attributed to the higher gross profit as a percentage of sales this year when compared to last year.

Other expense was $3,796 for the six months ended March 31, 2018 compared to $5,764 for the six months ended March 31, 2017 primarily due to interest expense of $6,943 offset by miscellaneous non-operating income of $3,147 for the six months ended March 31, 2018 and interest expense of $8,018 offset by miscellaneous non-operating income of $2,254 for the six months ended March 31, 2017. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The provision for income taxes equaled $50 for the six months ended March 31, 2018 and a benefit of $0 for the six months ended March 31, 2017. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See notes 1 and 4.

Off-Balance Sheet Arrangements

At March 31, 2018 and 2017, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	March 31, 2018	September 30, 2017

Cash & cash equivalents	$550,698	$667,940
Working capital	$1,044,048	$1,149,368
Current ratio	4.23 to 1	4.24 to 1
Long-term debt	$244,868	$270,172

Cash and cash equivalents decreased $117,242 to $550,698 at March 31, 2018 when compared to cash and cash equivalents of $667,940 at September 30, 2017. The decrease was a result of $90,612 in net cash used in operating activities, $2,348 in net cash used for capital expenditures, $24,189 in net cash used for repayment of a note payable and $3 used to purchase treasury stock.

Net cash provided by (used in) operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

The Company purchased 4 shares of common stock at an average price of $.69 per share into treasury during the three months ended March 31, 2018.

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

MICROWAVE FILTER COMPANY, INC.

May 11, 2018	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

May 11, 2018	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

