Form 10-Q
period 2018-06-30
MICROWAVE FILTER CO INC /NY/
filed 2018-08-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

Common Stock, $.10 Par Value - 2,579,680 shares as of August 1, 2018.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$550,054	$667,940
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	309,877	350,703
Inventories, net	423,024	458,158
Prepaid expenses and other current assets	32,776	27,858
Total current assets	1,315,731	1,504,659

Property, plant and equipment, net	279,751	326,778
Total assets	$1,595,482	$1,831,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,319	$104,349
Customer deposits	31,886	43,893
Accrued payroll and related expenses	40,850	39,710
Accrued compensated absences	92,507	96,490
Notes payable - short term	50,707	48,826
Other current liabilities	19,133	22,023
Total current liabilities	292,402	355,291

Notes payable - long term	231,855	270,172
Total other liabilities	231,855	270,172
Total liabilities	524,257	625,463

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2018 and 2017, Outstanding 2,579,680 shares in 2018 and 2,579,684 in 2017	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Retained deficit	(915,131)	(780,385)
Common stock in treasury, at cost 1,744,460 shares in 2018 and 1,744,456 shares in 2017	(1,694,764)	(1,694,761)
Total stockholders’ equity	1,071,225	1,205,974
Total liabilities and stockholders’ equity	$1,595,482	$1,831,437

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$802,140	$702,648	$2,323,571	$2,307,198

Cost of goods sold	475,250	476,926	1,446,505	1,559,665

Gross profit	326,890	225,722	877,066	747,533

Selling, general and administrative expenses	345,188	293,862	1,005,301	953,485

Loss from operations	(18,298)	(68,140)	(128,235)	(205,952)

Other expense, net	(2,665)	(2,658)	(6,461)	(8,422)

Loss before income taxes	(20,963)	(70,798)	(134,696)	(214,374)

Provision for income taxes	0	0	50	0

Net loss	$(20,963)	$(70,798)	$(134,746)	$(214,374)

Per share data:
Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.05)	$(0.08)

Shares used in computing net loss per common share:
Basic and diluted	2,579,680	2,579,928	2,579,682	2,580,459

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(134,746)	$(214,374)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,375	60,495
Change in operating assets and liabilities:
Accounts receivable-trade	40,826	43,841
Inventories	35,134	(8,982)
Prepaid expenses and other assets	(4,918)	12,553
Accounts payable and customer deposits	(59,037)	(3,980)
Accrued payroll and related expenses and compensated absences	(2,843)	(39,261)
Other current liabilities	(2,890)	1,033
Net cash used in operating activities	(74,099)	(148,675)

Cash flows from investing activities:
Property, plant and equipment purchased	(7,348)	(56,335)
Net cash used in investing activities	(7,348)	(56,335)

Cash flows from financing activities:
Repayment of note payable	(36,436)	(34,819)
Purchase of treasury stock	(3)	(662)
Net cash used in financing activities	(36,439)	(35,481)

Net decrease in cash and cash equivalents	(117,886)	(240,491)

Cash and cash equivalents at beginning of period	667,940	923,117

Cash and cash equivalents at end of period	$550,054	$682,626

Supplemental Schedule of Cash Flow Information:
Interest paid	$10,337	$11,953
Income taxes paid	50	0

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2018

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended September 30, 2018. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

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

Inventories net of the reserve for obsolescence consisted of the following:

	June 30, 2018	September 30, 2017

Raw materials and stock parts	$308,831	$337,462
Work-in-process	23,139	21,861
Finished goods	91,054	98,835
	$423,024	$458,158

The Company’s reserve for obsolescence equaled $445,158 at June 30, 2018 and September 30, 2017. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

Note 7. Significant Customers

Net sales to two significant customers represented 42.1% of the Company’s total sales for the nine months ended June 30, 2018 and net sales to one significant customer represented 43.1% of the Company’s total sales for the nine months ended June 30, 2017. A loss of one of these customers or programs related to these customers could significantly impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of June 30, 2018 and September 30, 2017 was $282,562 and $318,998 respectively. Interest accrued as of June 30, 2018 and September 30, 2017 was $989 and $1,113, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended June 30, 2018 and 2017. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended June 30, 2018 and 2017.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 vs. THREE MONTHS ENDED JUNE 30, 2017

The following table sets forth the Company’s net sales by major product group for the three months ended June 30, 2018 and 2017.

Product group	Fiscal 2018	Fiscal 2017
Microwave Filter (MFC):
RF/Microwave	$413,611	$394,092
Satellite	204,474	210,703
Cable TV	101,467	56,902
Broadcast TV	82,588	40,286
Niagara Scientific (NSI):	0	665
Total	$802,140	$702,648

Sales backlog at June 30	$1,193,829	$463,727

Net sales for the three months ended June 30, 2018 equaled $802,140 an increase of $99,492 or 14.2%, when compared to net sales of $702,648 for the three months ended June 30, 2017.

MFC’s RF/Microwave product sales increased $19,519 or 5% to $413,611 for the three months ended June 30, 2018 when compared to RF/Microwave product sales of $394,092 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $38,825 to $323,725 during the three months ended June 30, 2018 compared to sales of $284,900 during the same period last year. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $6,229 or 3% to $204,474 for the three months ended June 30, 2018 when compared to Satellite product sales of $210,703 during the same period last year. The decrease in sales can be attributed to a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Despite the decrease in sales, management expects demand for these types of filters to continue with the proliferation of earth stations world-wide and increased sources of interference.

MFC’s Cable TV product sales increased $44,565 or 78.3% to $101,467 for the three months ended June 30, 2018 when compared to Cable TV product sales of $56,902 during the same period last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $42,302 or 105% to $82,588 for the three months ended June 30, 2018 when compared to sales of $40,286 during the same period last year. The increase can primarily be attributed to an increase in sales to one customer. The Company has developed new products for this market and is hopeful that sales will increase in the future.

The Company’s international sales decreased $2,621 to $80,072 for the three months ended June 30, 2018 compared to $82,693 for the same period last year.

MFC’s sales order backlog equaled $1,193,829 at June 30, 2018 compared to sales order backlog of $463,727 at June 30, 2017. The increase in backlog can primarily be attributed to orders received from one OEM customer to be shipped over the next fifteen months. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 45% of the total sales order backlog at June 30, 2018 is scheduled to ship by September 30, 2018.

Gross profit for the three months ended June 30, 2018 equaled $326,890, an increase of $101,168 or 44.8%, when compared to gross profit of $225,722 for the three months ended June 30, 2017. The increase in gross profit can primarily be attributed to the higher sales volume this year providing a higher base to absorb fixed expenses and lower direct material costs as a percentage of sales due primarily to product sales mix. As a percentage of sales, gross profit equaled 40.8% for the three months ended June 30, 2018 compared to 32.1% for the three months ended June 30, 2017.

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2018 equaled $345,188, an increase of $51,326 or 17.5%, when compared to SGA expenses of $293,862 for the three months ended June 30, 2017. The increase can be attributed to higher payroll expenses due to an increase in the number of hours worked versus workshare when compared to the same period last year. The Company has been participating in the New York State Shared Work program which allows employers to reduce the hours of all or a particular group of employees. The employees whose hours are reduced can receive partial unemployment insurance benefits or elect to use accrued vacation. The Company also hired a sales professional during the beginning of April. As a percentage of sales, SGA expenses equaled 43% for the three months ended June 30, 2018 compared to 41.8% for the three months ended June 30, 2017.

The Company recorded a loss from operations of $18,298 for the three months ended June 30, 2018 compared to a loss from operations of $68,140 for the three months ended June 30, 2017. The improvement can primarily be attributed to the higher sales volume and higher gross profit this year when compared to the same period last year.

Other expense was $2,665 for the three months ended June 30, 2018 compared to expense of $2,658 for the three months ended June 30, 2017 primarily due to interest expense of $3,266 offset by miscellaneous non-operating income of $601 for the three months ended June 30, 2018 and interest expense of $3,813 offset by miscellaneous non-operating income of $1,155 for the three months ended June 30, 2017. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The benefit for income taxes equaled $0 for the three months ended June 30, 2018 and 2017. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

NINE MONTHS ENDED JUNE 30, 2018 vs. NINE MONTHS ENDED JUNE 30, 2017

The following table sets forth the Company’s net sales by major product group for the nine months ended June 30, 2018 and 2017.

Product group	Fiscal 2018	Fiscal 2017
Microwave Filter (MFC):
RF/Microwave	$950,099	$1,324,803
Satellite	877,520	567,287
Cable TV	246,854	245,878
Broadcast TV	244,261	165,137
Niagara Scientific (NSI):	4,837	4,093
Total	$2,323,571	$2,307,198

Sales backlog at June 30	$1,193,829	$463,727

Net sales for the nine months ended June 30, 2018 equaled $2,323,571, an increase of $16,373 or 0.7%, when compared to net sales of $2,307,198 for the nine months ended June 30, 2017.

MFC’s RF/Microwave product sales decreased $374,704 or 28.3% to $950,099, for the nine months ended June 30, 2018 when compared to RF/Microwave product sales of $1,324,803 during the same period last year. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer decreased $262,880 to $731,450 during the nine months ended June 30, 2018 compared to sales of $994,330 during the same period last year. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales increased $310,233 or 54.7% to $877,520 for the nine months ended June 30, 2018 when compared to satellite product sales of $567,287 during the same period last year. The increase in sales can primarily be attributed to the sales of a new product developed for one customer and an increase in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Sales to this one customer equaled $247,875 for the nine months ended June 30, 2018 compared to $33,810 for the nine months ended June 30, 2017. Management expects sales of this product to continue but is unable to predict demand at this time.

MFC’s Cable TV product sales increased $976 or 0.4% to $246,854 for the nine months ended June 30, 2018 compared to Cable TV product sales of $245,878 during the same period last year. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $79,124 or 47.9% to $244,261 for the nine months ended June 30, 2018 when compared to sales of $165,137 during the same period last year. The increase can primarily be attributed to an increase in sales to one customer. The Company has developed new products for this market and is hopeful that sales will increase in the future.

The Company’s international sales decreased $23,576 to $232,239 for the nine months ended June 30, 2018 compared to $255,815 for the same period last year.

MFC’s sales order backlog equaled $1,193,829 at June 30, 2018 compared to sales order backlog of $463,727 at June 30, 2017. The increase in backlog can primarily be attributed to orders received from one OEM customer to be shipped over the next fifteen months. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Approximately 45% of the total sales order backlog at June 30, 2018 is scheduled to ship by September 30, 2018.

Gross profit for the nine months ended June 30, 2018 equaled $877,066, an increase of $129,533 or 17.3%, when compared to gross profit of $747,533 during the nine months ended June 30, 2017. The increase in gross profit as a percentage of sales can be attributed to lower direct material costs as a percentage of sales primarily due to product sales mix and lower payroll and payroll related expenses due to a reduction in head count in production labor and production support positions due to retirement and employee turnover with the positions not immediately filled. As a percentage of sales, gross profit equaled 37.7% for the nine months ended June 30, 2018 compared to 32.4% for the nine months ended June 30, 2017.

SG&A expenses for the nine months ended June 30, 2018 equaled $1,005,301 an increase of $51,816 or 5.4%, when compared to SG&A expenses of $953,485 during the nine months ended June 30, 2017. The increase can primarily be attributed to increases in payroll expenses. As a percentage of sales, SGA expenses increased to 43.3% for the nine months ended June 30, 2018 compared to 41.3% for the nine months ended June 30, 2017.

The Company recorded a loss from operations of $128,235 for the nine months ended June 30, 2018 compared to a loss from operations of $205,952 for the nine months ended June 30, 2017. The improvement can primarily be attributed to the higher gross profit this year when compared to the same period last year.

Other expense was $6,461 for the nine months ended June 30, 2018 compared to expense of $8,422 for the nine months ended June 30, 2017 primarily due to interest expense of $10,209 offset by miscellaneous non-operating income of $3,748 for the nine months ended June 30, 2018 and interest expense of $11,831 offset by miscellaneous non-operating income of $3,409 for the nine months ended June 30, 2017. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The provision for income taxes equaled $50 for the nine months ended June 30, 2018 and $0 for the nine months ended June 30, 2017. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established.

Off-Balance Sheet Arrangements

At June 30, 2018 and 2017, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	June 30, 2018	September 30, 2017

Cash & cash equivalents	$550,054	$667,940
Working capital	$1,023,329	$1,149,368
Current ratio	4.5 to 1	4.24 to 1
Long-term debt	$231,855	$270,172

Cash and cash equivalents decreased $117,886 to $550,054 at June 30, 2018 when compared to cash and cash equivalents of $667,940 at September 30, 2017. The decrease was a result of $74,099 in net cash used in operating activities, $7,348 in net cash used for capital expenditures, $36,436 in net cash used for repayment of a note payable and $3 used to purchase treasury stock.

Net cash provided by operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable. The $74,099 in net cash used in operating activities can primarily be attributed the net loss of $134,746 net of depreciation expense of $54,375.

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

The Company plans on spending approximately $55,000 over the next four months on plant improvements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

None during the three months ended June 30, 2018.

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

MICROWAVE FILTER COMPANY, INC.

August 13, 2018	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

August 13, 2018	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

