Form 10-K
period 2018-09-30
MICROWAVE FILTER CO INC /NY/
filed 2018-12-07
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to____________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,681,780.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock outstanding at November 16, 2018: 2,579,680

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III. (With the exception of those portions which are specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed or incorporated by reference as part of this report.)

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING CAUTIONARY STATEMENT

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2018 Annual Report and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

The manufacturing facility includes a modern CAD system, a test department with automated network analyzers to 50 GHz, a high capacity conveyor soldering oven and a fully compliant finishing operation. The Company’s Quality Management System has been certified ISO 9001:2015 recognizing the Company as a quality vendor.

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

ISO 9001:2015 contract and design review procedures coupled with a QA department that is compliant with MIL-I-45208 inspection systems and MIL-STD-45622 calibration system standards assures process and product integrity.

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

WORLD TRADE

The Company’s international sales decreased $66,310 or 16.4% to $338,005 for the fiscal year ended September 30, 2018 when compared to international sales of $404,315 during the fiscal year ended September 30, 2017.

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

SIGNIFICANT CUSTOMERS

Sales to one customer represented 32% of total sales for the fiscal year ended September 30, 2018 compared to 41.2% of total sales for the fiscal year ended September 30, 2017. These sales are in connection with a multiyear program in which the Company is a subcontractor. A loss of this customer or programs related to this customer could materially impact the Company.

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

At September 30, 2018, the Company’s total backlog of orders, which represents firm orders from customers, was $1,301,734 compared to $702,665 at September 30, 2017. The total Company backlog at September 30, 2018 is scheduled to ship during fiscal 2019. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

EMPLOYEES

At September 30, 2018, the Company employed 29 full-time, 6 part-time and 2 temporary employees.

RESEARCH AND DEVELOPMENT

The Company maintains and expects to continue to maintain an active research and development program. The Company believes that such a program is needed to maintain its competitive position in existing markets and to provide products for emerging markets. Costs in connection with research and development were $334,851 and $326,965 for the fiscal years 2018 and 2017, respectively. Research and development costs are charged to operations as incurred.

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

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2018 and 2017 was $270,172 and $318,998, respectively.

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

Fiscal 2018	High	Low

Oct. 1, 2017 to Dec. 31, 2017	$0.66	$0.59
Jan. 1, 2018 to Mar. 31, 2018	0.73	0.59
Apr. 1, 2018 to June 30, 2018	1.00	0.60
July 1, 2018 to Sept. 30, 2018	0.60	0.57

Fiscal 2017	High	Low

Oct. 1, 2016 to Dec. 31, 2016	$0.65	$0.55
Jan. 1, 2017 to Mar. 31, 2017	0.79	0.60
Apr. 1, 2017 to June 30, 2017	0.70	0.61
July 1, 2017 to Sept. 30, 2017	0.65	0.59

The Company had 548 holders of record of its common stock at November 16, 2018. Included in this number are shares held in “nominee” or “street” name and, therefore, the number of beneficial owners of the common stock is believed to be substantially in excess of the foregoing number.

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

RESULTS OF OPERATIONS

The following table sets forth the Company’s net sales by major product group for each of the fiscal years in the two year period ended September 30, 2018.

Product group	Fiscal 2018	Fiscal 2017

Microwave Filter:
RF/Microwave	$1,400,083	$1,651,812
Satellite	1,176,034	778,775
Broadcast TV	425,787	276,443
Cable TV	334,897	322,193
Niagara Scientific	5,010	7,446
Total	$3,341,811	$3,036,669

Sales backlog at 9/30	$1,301,734	$702,665

Fiscal 2018 compared to fiscal 2017

Consolidated net sales for the fiscal year ended September 30, 2018 equaled $3,341,811, an increase of $305,142 or 10%, when compared to consolidated net sales of $3,036,669 during the fiscal year ended September 30, 2017

MFC’s RF/Microwave product sales decreased $251,729 or 15.2% to $1,400,083 during the fiscal year ended September 30, 2018 when compared to sales of $1,651,812 during the fiscal year ended September 30, 2017. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers (OEM) that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer decreased $181,755 to $1,070,250, or 32% of total sales, during the fiscal year ended September 30, 2018 compared to sales of $1,252,005, or 41.2% of total sales, during the fiscal year ended September 30, 2017. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales increased $397,259 or 51% to $1,176,034 during the fiscal year ended September 30, 2018 when compared to sales of $778,775 during the fiscal year ended September 30, 2017. The increase can be attributed to an increase in demand for filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources. Management expects demand for these types of filters to continue with the proliferation of earth stations world wide and increased sources of interference.

MFC’s Broadcast TV product sales increased $149,344 or 54% to $425,787 for the fiscal year ended September 30, 2018 when compared to sales of $276,443 for the fiscal year ended September 30, 2017. The increase can primarily be attributed to the Broadcast Incentive Auction. This auction repurposed 84 Mhz of frequency spectrum to be allocated to wireless broadband. UHF stations that had been operating in that frequency spectrum would be required to relocate to a lower available channel. Combining networks and other accessories manufactured by MFC make this transition possible.

MFC’s Cable TV product sales increased $12,704 or 3.9% to $334,897 during the fiscal year ended September 30, 2018 when compared to Cable TV product sales of $322,193 during the fiscal year ended September 30, 2017. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

At September 30, 2018, the Company’s total backlog of orders, which represents firm orders from customers, equaled $1,301,734 compared to $702,665 at September 30, 2017. The total Company backlog at September 30, 2018 is scheduled to ship during fiscal 2019. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period.

Gross profit increased $317,215 to $1,325,884 during the fiscal year ended September 30, 2018 when compared to gross profit of $1,008,669 during the fiscal year ended September 30, 2017. The increase in gross profit can be attributed the higher sales volume and lower payroll and payroll related expenses due to a reduction in head count in production labor and production support positions due to retirement and employee turnover with the positions not immediately filled.

Selling, general and administrative (SG&A) expenses increased $71,955 or 5.7% to $1,333,710 during the fiscal year ended September 30, 2018 when compared to SG&A expenses of $1,261,755 during the fiscal year ended September 30, 2017. The increase can be attributed to higher payroll costs.

Other income (expense) was an expense of $8,183 for the fiscal year ended September 30, 2018 compared to expense of $11,130 for the fiscal year ended September 30, 2017 primarily due to interest expense of $13,366 offset by miscellaneous non-operating income of $5,183 for the fiscal year ended September 30, 2018 and interest expense of $15,545 offset by miscellaneous non-operating income of $4,415 for the fiscal year ended September 30, 2017. Other income generally consists of interest income, sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The Company recorded income taxes of $50 and $0 for the fiscal year ended September 30, 2018 and September 30. 2017. Any other provision for income tax expense was fully offset by a reversal of a portion of the Company’s valuation allowance. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See Note 7 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations and its existing cash balances.

	September 30
	2018	2017
Cash & cash equivalents	$674,045	$667,940
Working capital	$1,147,509	$1,149,368
Current ratio	4.18 to 1	4.24 to 1
Long-term debt	$219,071	$270,172

Cash and cash equivalents increased $6,105 to $674,045 at September 30, 2018 when compared to $667,940 at September 30, 2017. The decrease was a result of $62,282 in net cash provided by operating activities, $7,348 in net cash used for capital expenditures, $48,826 in net cash used for repayment of a note payable and $3 in net cash used to purchase treasury stock.

Net cash provided by operating activities fluctuates between periods primarily as a result of differences in sales and net income and the timing of the collection of accounts receivable, purchase of inventory, and payment of accounts payable.

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2018 and 2017 was $270,172 and $318,998, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2018 and 2017, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Annual Report on Form 10-K may include comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2018 Annual Report and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of its internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, the Company’s management concluded and certifies that its internal control over financial reporting was effective as of September 30, 2018.

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

Dated: December 5, 2018

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

Dated: December 5, 2018

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microwave Filter Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Microwave Filter Company, Inc. and Subsidiaries (The “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U. S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dannible & McKee, LLP

Dannible & McKee, LLP

We have served as the Company’s auditor since 2015.

Syracuse, New York

December 5, 2018

Microwave Filter Company and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$674,045	$667,940
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	402,760	350,703
Inventories, net of obsolete inventory reserve of $463,286 and $445,393	377,603	458,158
Prepaid expenses and other current assets	54,416	27,858
Total current assets	1,508,824	1,504,659

Property, plant and equipment, net	261,474	326,778

Total Assets	$1,770,298	$1,831,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$116,938	$104,349
Customer deposits	35,278	43,893
Accrued payroll and related expenses	38,711	39,710
Accrued compensated absences	90,449	96,490
Notes Payable - Short Term	51,101	48,826
Other current liabilities	28,838	22,023
Total current liabilities	361,315	355,291

Notes Payable - Long Term	219,071	270,172
Total other liabilities	219,071	270,172
Total liabilities	580,386	625,463

Stockholders’ equity:
Common stock, $.10 par value. Authorized 5,000,000 shares Issued 4,324,140 in 2018 and 2017, Outstanding 2,579,680 in 2018 and 2,579,684 in 2017	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(796,444)	(780,385)

Common stock in treasury, at cost, 1,744,460 shares in 2018 and 1,744,456 shares in 2017	(1,694,764)	(1,694,761)
Total stockholders’ equity	1,189,912	1,205,974
Total Liabilities and Stockholders’ Equity	$1,770,298	$1,831,437

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended September 30
	2018	2017

Net sales	$3,341,811	$3,036,669

Cost of goods sold	2,015,927	2,028,000

Gross profit	1,325,884	1,008,669

Selling, general and administrative expenses	1,333,710	1,261,755

Loss from operations	(7,826)	(253,086)

Non-operating Income (Expense)
Interest income	1,243	1,880
Interest expense	(13,366)	(15,545)
Miscellaneous	3,940	2,535

Loss before income taxes	(16,009)	(264,216)

Provision for income taxes	(50)	(0)

NET LOSS	$(16,059)	$(264,216)

Per share data:
Basic and Diluted Loss
Per Common Share	$(0.01)	$(0.10)

Shares used in computing net loss per common share:
Basic and diluted	2,579,681	2,580,271

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Years Ended September 30, 2018 and 2017

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Shares	Amt	Capital	Deficit	Shares	Amt	Equity

Balance
September 30, 2016	4,324,140	432,414	3,248,706	(516,169)	1,743,133	(1,693,950)	1,471,001

Net loss				(264,216)			(264,216)
Purchase of treasury stock					1,323	(811)	(811)

Balance
September 30, 2017	4,324,140	432,414	3,248,706	(780,385)	1,744,456	(1,694,761)	1,205,974

Net loss				(16,059)			(16,059)
Purchase of treasury stock					4	(3)	(3)

Balance
September 30, 2018	4,324,140	$432,414	$3,248,706	$(796,444)	1,744,460	$(1,694,764)	$1,189,912

The accompanying notes are an integral part of the consolidated financial statements.

Microwave Filter Company and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended September 30
	2018	2017
Cash flows from operating activities:
Net loss	$(16,059)	$(264,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	72,652	81,488
Inventory obsolescence provision	17,893	9,865
Changes in assets and liabilities:
Accounts receivable-trade	(52,057)	(4,070)
Inventories	62,662	(19,276)
Prepaid and other current assets	(26,558)	33,815
Accounts payable and customer deposits	3,974	57,654
Accrued payroll, compensated absences and related expenses	(7,040)	(52,388)
Other current liabilities	6,815	5,749
Net cash provided by (used in) operating activities	62,282	(151,379)

Cash flows from investing activities:
Capital expenditures	(7,348)	(56,335)
Net cash used in investing activities	(7,348)	(56,335)

Cash flows from financing activities:
Repayment of note payable	(48,826)	(46,652)
Purchase of treasury stock	(3)	(811)
Net cash used in financing activities	(48,829)	(47,463)

Net increase (decrease) in cash and cash equivalents	6,105	(255,177)

Cash and cash equivalents at beginning of year	667,940	923,117

Cash and cash equivalents at end of year	$674,045	$667,940

Supplemental disclosures of cash flows:
Cash paid during the year for :
Interest	$13,538	$15,712
Taxes	$50	$0

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

g. Research and Development

Costs in connection with research and development, which amount to $334,851 and $326,965 for the fiscal years 2018 and 2017, respectively, are charged to operations as incurred.

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

j. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the fiscal year ended September 30, 2018 and 2017. Loss used in the EPS calculation is net loss for each year. There were no dilutive potential shares outstanding for the years ended September 30, 2018 and 2017.

k. Fair Value of Financial Instruments

The carrying value of the Company cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s note payable approximates its fair value.

The Company currently does not trade in or utilize derivative financial instruments.

l. Miscellaneous Non-operating Income

Miscellaneous non-operating income generally consists of sales of scrap material and the forfeiture of non-refundable deposits and other incidental items.

m. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

n. Warranty Costs

The Company established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. Our warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Warranty costs were approximately $5,000 for the fiscal years ended September 30, 2018 and 2017, respectively.

o. Impairment of Long-Lived Assets

The carrying values of long-lived assets other than goodwill are generally evaluated for impairment only if events or changes in facts and circumstances indicate that carrying values may not be recoverable. Any impairment determined would be recorded in the current period and would be measured by comparing the fair value of the related asset to its carrying value. Fair value is generally determined by identifying estimated undiscounted cash flows to be generated by those assets. No impairments have been recorded for the fiscal years ended September 30, 2018 and 2017.

p. New Accounting Pronouncements

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

2. INVENTORIES

Inventories net of provision for obsolescence consisted of the following:

	September 30
	2018	2017

Raw materials and stock parts	$306,658	$337,462
Work-in-process	37,062	21,861
Finished goods	33,883	98,835

	$377,603	$458,158

The Company’s reserve for obsolescence equaled $463,286 at September 30, 2018 and $445,393 at September 30, 2017.

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30
	2018	2017

Land	$143,000	$143,000
Building and improvements	1,928,599	1,928,599
Machinery and equipment	3,501,925	3,497,015
Office equipment and fixtures	1,919,178	1,916,740

	7,492,702	7,485,354
Less: Accumulated depreciation	7,231,228	7,158,576

Property, plant and equipment, net	$261,474	$326,778

Depreciation expense	$72,652	$81,488

4. NOTES PAYABLE

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of September 30, 2018 and 2017 was $270,172 and $318,998 respectively. Interest accrued as of September 30, 2018 and 2017 was $946 and $1,113 respectively.

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

Year Ended	Principal	Interest	Total
September 30,	Payments	Payments	Payments

2019	51,101	11,263	62,364
2020	53,456	8,908	62,364
2021	55,972	6,392	62,364
2022	58,680	3,684	62,364
2023	50,963	1,007	51,970
	$270,172	$31,254	$301,426

5. PROFIT SHARING AND 401-K PLANS

The Company maintains both a non-contributory profit sharing plan and a contributory 401-K plan for all employees over the age of 21 with one year of service. Annual contributions to the profit sharing plan are determined by the Board of Directors and are made from current or accumulated earnings, while contributions to the 401-K plan were matched at a rate of 100% of an employee’s first 6% of contributions during fiscal 2018. The maximum corporate match was 6% of an employee’s compensation during fiscal 2018.

The Company’s matching contributions to the 401-K plan for the years ended September 30, 2018 and 2017 were $71,392 and $70,316, respectively. Additionally, the Company may make discretionary contributions to the non-contributory profit sharing plan. These contributions were $0 in 2018 and 2017.

6. OBLIGATIONS UNDER OPERATING LEASES

The Company leases equipment under an operating lease agreement expiring on December 31, 2018. Rental expense under this lease for the year ended September 30, 2018 was $4,930.

Minimum rental commitments at September 30, 2018 for this lease are:

Year Ended	Lease
September 30	Payments
2019	1,232
$1,232

7. INCOME TAXES

The components of the provision for income taxes in the accompanying consolidated statements of operations are as follows:

	Year Ended September 30,
	2018	2017
Currently payable:
Federal	$0	$0
State	50	0
Deferred (credit)	0	0

	$50	$0

The components of the provision for income taxes differs from the amount that would result from applying the federal statutory rate for the periods ended September 30, 2018 and 2017 is as follows:

	Year ended September 30,
	2018		2017
	Amount	%	Amount	%
Statutory tax rate	$8,797	24.2%	$(89,833)	(34.0)%
Effect of change in income tax rates	(87,833)	(242.1)%	0	0%
Research and development tax credits	(14,728)	(40.5)%	(13,883)	(5.2)%
Valuation allowance change	93,764	258.4%	103,647	39.2%
Permanent differences	0	0.0%	69	0.0%

	$0	0.0%	$0	0.0%

The temporary differences which give rise to deferred tax assets and (liabilities) at September 30 are as follows:

	2018	2017

Inventory	$101,398	$157,515
Accrued warranty	2,625	4,250
Accrued vacation	15,004	26,347
Accounts receivable	885	1,432
Accelerated depreciation	22,477	27,320
Research and development tax credit carryforward	305,357	288,369
AMT credit carryforward	37,521	37,521
NOL carryforward	232,389	268,666
Valuation allowance	(717,656)	(811,420)

Net deferred tax assets	$0	$0

During December 2017, the Tax Cuts and Jobs Act (the “ACT”) was signed into law reducing the Federal corporate income tax rate from 34 percent to 21 percent. Based on the provisions of the ACT, the Company remeasured their net deferred tax assets applying the lower income tax rates to the Company’s net deferred tax assets. In addition, in accordance with the applicable Internal Revenue Code, the Company is required to calculate its current tax provision for fiscal 2018 using a blended corporate tax rate, resulting in a reduction in the effective current tax rate from 34.00 percent to 24.25 percent. The Company has provided a full valuation allowance against its net deferred tax assets. Accordingly, no impact arising from the change in the tax rates arising from the provisions of the ACT is reflected in these consolidated financial statements.

As required by FASB ASC 740 the Company has evaluated the positive and negative evidence bearing upon the realization of its net deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state net deferred tax assets, and, as a result, a valuation allowance was established. The research and development tax credit carryforwards and NOL carryforwards generated through September 30, 2017, of approximately $300,000 and $800,000 expire at various times through 2037. Pursuant to the ACT, any of the Company’s newly-generated Federal NOL carryforwards can be carried forward indefinitely, while being limited to 80% of taxable income (determined without regard to the deduction.) As of September 30, 2018, the Company’s Federal AMT credit carryforward of approximately $35,000 is refundable in any year prior to 2022, in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against the regular tax liability. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the fiscal years September 30, 2016 through September 30, 2018. The Company has no uncertain tax positions. As of September 30, 2018 and 2017 there is no accrual for interest or penalties related to uncertain tax positions.

8. INDUSTRY SEGMENT DATA

The Company’s primary business segment involves the operations of Microwave Filter Company, Inc. (MFC) which designs, develops, manufactures and sells electronic filters, both for radio and microwave frequencies, to help process signal distribution and to prevent unwanted signals from disrupting transmit or receive operations.

9. SIGNIFICANT CUSTOMERS

Sales to one customer represented 32% of total sales for the fiscal year ended September 30, 2018 compared to 41.2% of total sales for the fiscal year ended September 30, 2017. A loss of this customer or programs related to this customer could materially impact the Company.

10. LEGAL MATTERS

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1	MFC Certificate of Corporation, as amended (incorporated by reference to MFC’s Proxy Statement dated March 14, 1996 for the April 4, 1996 Annual Meeting and MFC’s Report on Form 10-Q dated May 14,1996.)

3.2	MFC Amended and Restated Bylaws. (incorporated by reference to MFC’s Proxy Statement dated March 14, 1996 for the April 4, 1996 Annual Meeting and MFC’s Report on Form 10-Q dated May 14,1996.)

31.1	Section 13a-14(a)/15d-14(a) Certification of Paul W. Mears

31.2	Section 13a-14(a)/15d-14(a) Certification of Richard L. Jones

32.1	Section 1350 Certification of Paul W. Mears and Richard L. Jones

