Form 10-Q
period 2018-12-31
MICROWAVE FILTER CO INC /NY/
filed 2019-02-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2018

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

YES[X] NO[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer[  ] (Do not check if smaller reporting company)

Smaller reporting company [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value - 2,579,509 shares as of February 1, 2019.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Microwave Filter Company and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2018	September 30, 2018
Assets
Current Assets:
Cash and cash equivalents	$592,215	$674,045
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	344,419	402,760
Inventories, net	380,935	377,603
Prepaid expenses and other current assets	31,879	54,416
Total current assets	1,349,448	1,508,824

Property, plant and equipment, net	307,914	261,474
Total assets	$1,657,362	$1,770,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,242	$116,938
Customer deposits	41,774	35,278
Accrued payroll and related expenses	43,442	38,711
Accrued compensated absences	89,029	90,449
Notes payable - short term	51,684	51,101
Other current liabilities	16,580	28,838
Total current liabilities	321,751	361,315

Notes payable -long term	205,923	219,071
Total other liabilities	205,923	219,071
Total liabilities	527,674	580,386

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2019 and 2018, Outstanding 2,579,680 shares in 2019 and 2018	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(856,668)	(796,444)
Common stock in treasury, at cost 1,744,460 shares in 2019 and 2018	(1,694,764)	(1,694,764)
Total stockholders’ equity	1,129,688	1,189,912
Total liabilities and stockholders’ equity	$1,657,362	$1,770,298

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	December 31,
	2018	2017

Net sales	$858,318	$786,916

Cost of goods sold	515,173	498,542

Gross profit	343,145	288,374

Selling, general and administrative expenses	401,471	326,502

Loss from operations	(58,326)	(38,128)

Other expense, net	(1,898)	(2,679)

Loss before income taxes	(60,224)	(40,807)

Benefit for income taxes	0	0

Net loss	$(60,224)	$(40,807)

Net Loss Per Common Share Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding Shares used in computing net loss per share:	2,579,680	2,579,684

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(60,224)	$(40,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,035	18,041
Change in operating assets and liabilities:
Accounts receivable-trade	58,341	31,908
Inventories	(3,332)	34,180
Prepaid expenses and other assets	22,537	(2,080)
Accounts payable and customer deposits	(31,200)	(35,113)
Accrued payroll and related expenses and compensated absences	3,311	(2,548)
Other current liabilities	(12,258)	(5,288)
Net cash used in operating activities	(9,790)	(1,707)

Cash flows from investing activities:
Property, plant and equipment purchased	(59,475)	0
Net cash used in investing activities	(59,475)	0

Cash flows from financing activities:
Repayment of note payable	(12,565)	(12,008)
Net cash used in financing activities	(12,565)	(12,008)

Decrease in cash and cash equivalents	(81,830)	(13,715)

Cash and cash equivalents at beginning of period	674,045	667,940

Cash and cash equivalents at end of period	$592,215	$654,225

Supplemental Schedule of Cash Flow Information:
Interest paid	$3,026	$3,583

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2018

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ended September 30, 2019. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

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

Inventories net of the reserve for obsolescence consisted of the following:

	December 31, 2018	September 30, 2018

Raw materials and stock parts	$316,556	$306,658
Work-in-process	15,818	37,062
Finished goods	48,561	33,883

	$380,935	$377,603

The Company’s reserve for obsolescence equaled $463,286 at December 31, 2018 and September 30, 2018. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

The Company follows FASB ASC 740-10, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise. The Company determined it has no uncertain tax positions and therefore no amounts are recorded.

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

Note 7. Significant Customers

Net sales to two customers represented 55.5% of the Company’s total sales for the three months ended December 31, 2018 and net sales to two customers represented 38.5% of the Company’s total sales for the three months ended December 31, 2017. A loss of one of these customers or programs related to these customers could significantly impact the Company.

Note 8. Notes Payable

On July 2, 2013, the Company entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of December 31, 2018 and September 30, 2018 was $257,607 and $270,172 respectively. Interest accrued as of December 31, 2018 and September 30, 2018 was $932 and $946 respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended December 31, 2018 and 2017. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended December 31, 2018 and 2017.

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

Note 11. Revenue Recognition

Revenue Recognition

Effective October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional quantitative and qualitative disclosures, as explained below. The adoption allows companies to apply the new revenue standard to reporting periods beginning in the year the standard is first implemented, while prior periods continue to be reported in accordance with previous accounting guidance. Since the adoption of Accounting Standards Codification (“ASC”) 606 did not have a significant impact on the recognition of revenue, the Company did not have an opening retained earnings adjustment or an effect on prior reported periods.

Pursuant to Topic 606, revenues are recognized upon the application of the following steps:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenues when, or as, the contractual performance obligations are satisfied.

The Company accounts for a contract with a client when it has written approval, the contract (or customer sales order) is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.

The Company allocates the transaction price to each performance obligation on a standalone selling price basis, as agreed-upon between the customer and the Company in the related customer sales order.

Revenue is recognized when the performance obligation has been satisfied: at the time products are shipped and title and risk of loss have passed to the customer, and the collection of the related receivable is probable. Billings in advance of the Company’s performance of such work are reflected as customer deposits in the accompanying condensed consolidated balance sheet.

Product Warranty

The Company has established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. No revenues are recognized in connection with the performance of the warranty repair or fulfillment function. The warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Products must be returned within one year of the date of purchase. The warranty liability was insignificant at December 31, 2018 and September 30, 2018.

Disaggregation of Revenue

The following tables provide details of revenue by major products group:

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$291,653	$239,969
Satellite	190,829	359,690
Cable TV	145,861	78,576
Broadcast TV	229,975	104,026
Niagara Scientific (NSI):	0	4,655
Total	$858,318	$786,916

Sales backlog at December 31	$1,369,213	$1,042,517

MICROWAVE FILTER COMPANY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The Company’s condensed consolidated financial statements are based on the application of United States generally accepted accounting principles (GAAP). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, warranty reserves and taxes. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 describes the significant accounting policies used in preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are considered by management to be critical to understanding the financial condition and results of operations of the Company.

Effective October 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. This update outlined a comprehensive new revenue recognition model designed to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, revenues from product sales are recorded as the products are shipped and title and risk of loss have passed to the customer, provided that no significant vendor or post-contract support obligations remain and the collection of the related receivable is probable. Billings in advance of the Company’s performance of such work are reflected as customer deposits in the accompanying condensed consolidated balance sheet. See Note 11 to the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2018 vs. THREE MONTHS ENDED DECEMBER 31, 2017

The following table sets forth the Company’s net sales by major product group for the three months ended December 31, 2018 and 2017.

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$291,653	$239,969
Satellite	190,829	359,690
Cable TV	145,861	78,576
Broadcast TV	229,975	104,026
Niagara Scientific (NSI):	0	4,655
Total	$858,318	$786,916

Sales backlog at December 31	$1,369,213	$1,042,517

Net sales for the three months ended December 31, 2018 equaled $858,318, an increase of $71,402 or 9.1%, when compared to net sales of $786,916 for the three months ended December 31, 2017.

MFC’s RF/Microwave product sales increased $51,684 or 21.5% to $291,653 for the three months ended December 31, 2018 when compared to RF/Microwave product sales of $239,969 during the same period last year. MFC’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $47,300 to $250,725 for the three months ended December 31, 2018 compared to sales of $203,425 for the three months ended December 31, 2017. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company’s backlog of orders with this customer is $1,089,575 and is scheduled to ship over the next nine months. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $168,861 or 46.9% to $190,829 for the three months ended December 31, 2018 when compared to Satellite product sales of $359,690 during the same period last year. The decrease in sales can primarily be attributed to a decrease in sales of a new product which was developed for one customer last year and a decrease in demand for the Company’s filters which suppress strong out-of-band interference caused by military and civilian radar systems and other sources.

MFC’s Cable TV product sales increased $67,285 or 85.6% to $145,861 for the three months ended December 31, 2018 when compared to Cable TV product sales of $78,576 during the same period last year. The increase can primarily be attributed to sales to one customer. Management continues to project flat or a decrease in demand for Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters will be required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $125,949 or 121.1% to $229,975 for the three months ended December 31, 2018 when compared to sales of $104,026 during the same period last year. The increase in sales can primarily be attributed to sales to one customer.

The Company’s international sales equaled $78,508 for the three months ended December 31, 2018 when compared to international sales of $60,376 during the same period last year.

MFC’s sales order backlog equaled $1,369,213 at December 31, 2018 compared to sales order backlog of $1,042,517 at December 31, 2017. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at December 31, 2018 is scheduled to ship by September 30, 2019.

Gross profit for the three months ended December 31, 2018 equaled $343,145, an increase of $54,771 or 19%, when compared to gross profit of $288,374 for the three months ended December 31, 2017. As a percentage of sales, gross profit equaled 40% for the three months ended December 31, 2018 compared to 36.6% for the three months ended December 31, 2017. The increase in gross profit can primarily be attributed to the higher sales volume providing a higher base to absorb overhead expenses.

Selling, general and administrative (SGA) expenses for the three months ended December 31, 2018 equaled $401,471, an increase of $74,969 or 23%, when compared to SGA expenses of $326,502 for the three months ended December 31, 2017. The increase can primarily be attributed to higher payroll and payroll related expenses due to the hiring of two sales professionals and an investment in new sales and marketing technologies.

The Company recorded a loss from operations of $58,326 for the three months ended December 31, 2018 compared to a loss from operations of $38,128 for the three months ended December 31, 2017.

Other expense for the three months ended December 31, 2018 was $1,898 compared to other expense of $2,679 for the for the three months ended December 31, 2017 primarily due to interest expense of $3,012 offset by miscellaneous non-operating income of $1,114 for the three months ended December 31, 2018 and interest expense of $3,580 offset by miscellaneous non-operating income of $901 for the three months ended December 31, 2017. Miscellaneous non-operating income generally consists of sales of scrap material and the forfeiture of non-refundable deposits and other incidental items.

The benefit for income taxes equaled $0 for the three months ended December 31, 2018 and December 31, 2017. We have not recognized any benefit for income taxes. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See Note 4.

Off-Balance Sheet Arrangements

At December 31, 2018 and 2017, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	December 31, 2018	September 30, 2018

Cash & cash equivalents	$592,215	$674,045
Working capital	$1,027,697	$1,147,509
Current ratio	4.19 to 1	4.18 to 1
Long-term debt	$205,923	$219,071

Cash and cash equivalents decreased $81,830 to $592,215 at December 31, 2018 when compared to cash and cash equivalents of $674,045 at September 30, 2018. The decrease was a result of $9,790 in net cash used in operating activities, $59,475 in cash used to purchase fixed assets and $12,565 in net cash used for repayment of a note payable.

Net cash provided by operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable.

The $59,475 in fixed asset purchases consisted of $54,900 to repair part of the roof and $4,575 used to purchase computer software.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In an effort to provide investors a balanced view of the Company’s current condition and future growth opportunities, this Quarterly Report on Form 10-Q includes comments by the Company’s management about future performance. These statements which are not historical information are “forward-looking statements” pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These, and other forward-looking statements, are subject to business and economic risks and uncertainties that could cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments; general economic and industry conditions; slower than anticipated penetration into the satellite communications, mobile radio and commercial and defense electronics markets; competitive products and pricing pressures; increased pricing pressure from our customers; risks relating to governmental regulatory actions in broadcast, communications and defense programs; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. You are encouraged to review Microwave Filter Company’s 2018 Annual Report and Form 10-K for the fiscal year ended September 30, 2018 and other Securities and Exchange Commission filings. Forward looking statements may be made directly in this document or “incorporated by reference” from other documents. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” or similar expressions.

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

MICROWAVE FILTER COMPANY, INC.

February 13, 2019	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

February 13, 2019	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

