Form 10-Q
period 2019-03-31
MICROWAVE FILTER CO INC /NY/
filed 2019-05-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

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

Common Stock, $.10 Par Value - 2,579,238 shares as of May 1, 2019.

MICROWAVE FILTER COMPANY, INC.
Form 10-Q

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	September 30, 2018
Assets
Current Assets:
Cash and cash equivalents	$627,782	$674,045
Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	357,970	402,760
Inventories, net	431,000	377,603
Prepaid expenses and other current assets	50,655	54,416
Total current assets	1,467,407	1,508,824

Property, plant and equipment, net	296,692	261,474
Total assets	$1,764,099	$1,770,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,151	$116,938
Customer deposits	30,748	35,278
Accrued payroll and related expenses	57,506	38,711
Accrued compensated absences	82,737	90,449
Notes payable - short term	52,243	51,101
Other current liabilities	15,397	28,838
Total current liabilities	356,782	361,315

Notes payable - long term	192,625	219,071
Total other liabilities	192,625	219,071
Total liabilities	549,407	580,386

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2019 and 2018, Outstanding 2,579,238 shares in 2019 and 2,579,680 in 2018	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(771,438)	(796,444)
Common stock in treasury, at cost 1,744,902 shares in 2019 and 1,744,460 shares in 2018	(1,694,990)	(1,694,764)
Total stockholders’ equity	1,214,692	1,189,912
Total liabilities and stockholders’ equity	$1,764,099	$1,770,298

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018

Net sales	$1,046,401	$734,515	$1,904,719	$1,521,431

Cost of goods sold	594,501	472,713	1,109,674	971,255

Gross profit	451,900	261,802	795,045	550,176

Selling, general and administrative expenses	367,560	333,611	769,031	660,113

Income (loss) from operations	84,340	(71,809)	26,014	(109,937)

Other income (expense), net	940	(1,117)	(958)	(3,796)

Income (loss) before income taxes	85,280	(72,926)	25,056	(113,733)

Provision for income taxes	50	50	50	50

Net income (loss)	$85,230	$(72,976)	$25,006	$(113,783)

Per share data:
Basic and diluted earnings (loss) per common share	$0.03	$(0.03)	$0.01	$(0.04)

Shares used in computing net income (loss) per common share:Basic and diluted	2,579,432	2,579,681	2,579,558	2,579,683

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2019

(Unaudited)

		Additional			Total
	Common	Paid in	Accumulated	Treasury	Stockholders’
	Stock	Capital	Deficit	Stock	Equity

September 30, 2017	$432,414	$3,248,706	$(780,385)	$(1,694,761)	$1,205,974
Net loss			(40,807)		(40,807)

December 31, 2017	432,414	3,248,706	(821,192)	(1,694,761)	1,165,167
Net loss			(72,976)		(72,976)
Purchase of treasury stock				(3)	(3)
March 31, 2018	$432,414	$3,248,706	$(894,168)	$(1,694,764)	$1,092,188

		Additional			Total
	Common	Paid in	Accumulated	Treasury	Stockholders’
	Stock	Capital	Deficit	Stock	Equity

September 30, 2018	$432,414	$3,248,706	$(796,444)	$(1,694,764)	$1,189,912
Net loss			(60,224)		(60,224)

December 31, 2018	432,414	3,248,706	(856,668)	(1,694,764)	1,129,688
Net income			85,230		85,230
Purchase of treasury stock				(226)	(226)
March 31, 2019	$432,414	$3,248,706	$(771,438)	$(1,694,990)	$1,214,692

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$25,006	$(113,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	26,102	36,208
Change in operating assets and liabilities:
Accounts receivable-trade	44,790	13,889
Inventories	(53,397)	20,897
Prepaid expenses and other assets	3,761	(15,125)
Accounts payable and customer deposits	(3,317)	(32,419)
Accrued payroll and related expenses and compensated absences	11,083	5,669
Other current liabilities	(13,441)	(5,948)
Net cash provided by (used in) operating activities	40,587	(90,612)

Cash flows from investing activities:
Property, plant and equipment purchased	(61,320)	(2,438)
Net cash used in investing activities	(61,320)	(2,438)

Cash flows from financing activities:
Repayment of note payable	(25,304)	(24,189)
Purchase of treasury stock	(226)	(3)
Net cash used in financing activities	(25,530)	(24,192)

Decrease in cash and cash equivalents	(46,263)	(117,242)

Cash and cash equivalents at beginning of period	674,045	667,940

Cash and cash equivalents at end of period	$627,782	$550,698

Supplemental Schedule of Cash Flow Information:
Interest paid	$5,878	$6,993
Income taxes paid	$50	$50

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the six month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended September 30, 2019. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

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

Inventories net of the reserve for obsolescence consisted of the following:

	March 31, 2019	September 30, 2018

Raw materials and stock parts	$335,827	$306,658
Work-in-process	24,408	37,062
Finished goods	70,765	33,883

	$431,000	$377,603

The Company’s reserve for obsolescence equaled $463,286 at March 31, 2019 and September 30, 2018. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

The Company follows FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise. The Company determined it has no uncertain tax positions and therefore no amounts are recorded. There is no provision for Federal income taxes for the three and six months March 31, 2019 and 2018 as net operating loss carryforwards were used to reduce taxable income tax to zero.

Note 5. Legal Matters

None.

Note 6. Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company’s note payable approximates is fair value.

The Company currently does not trade in or utilize derivative financial instruments.

Note 7. Significant Customers

Net sales to two significant customers represented 53.9% of the Company’s total sales for the six months ended March 31, 2019 and net sales to two significant customer represented 42.2% of the Company’s total sales for the six months ended March 31, 2018. A loss of one of these customers or programs related to these customers could significantly impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of March 31, 2019 and September 30, 2018 was $244,868 and $270,172 respectively. Interest accrued as of March 31, 2019 and September 30, 2018 was $857 and $946, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended March 31, 2019 and 2018. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended March 31, 2019 and 2018.

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

Product Warranty

The Company has established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. No revenues are recognized in connection with the performance of the warranty repair or fulfillment function. The warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Products must be returned within one year of the date of purchase. The warranty liability was insignificant at March 31, 2019 and September 30, 2018.

Disaggregation of Revenue

The following tables provide details of revenue by major products group:

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$792,661	$536,488
Satellite	422,434	673,046
Cable TV	227,237	145,387
Broadcast TV	462,303	161,673
Niagara Scientific (NSI):	84	4,837
Total	$1,904,719	$1,521,431

Sales backlog at March 31	$916,422	$928,718

MICROWAVE FILTER COMPANY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 vs. THREE MONTHS ENDED MARCH 31, 2018

The following table sets forth the Company’s net sales by major product group for the three months ended March 31, 2019 and 2018.

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$501,008	$296,519
Satellite	231,605	313,356
Cable TV	81,376	66,811
Broadcast TV	232,328	57,647
Niagara Scientific (NSI):	84	182
Total	$1,046,401	$734,515

Sales backlog at March 31	$916,422	$928,718

Net sales for the three months ended March 31, 2019 equaled $1,046,401, an increase of $311,886 or 42.5%, when compared to net sales of $734,515 for the three months ended March 31, 2018.

MFC’s RF/Microwave product sales increased $204,489 or 69% to $501,008 for the three months ended March 31, 2019 when compared to RF/Microwave product sales of $296,519 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $225,000 to $429,300 for the three months ended March 31, 2019, compared to sales of $204,300 for the three months ended March 31, 2018. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $81,751 or 26.1% to $231,605 for the three months ended March 31, 2019 when compared to Satellite product sales of $313,356 during the same period last year. The decrease in sales can primarily be attributed to a decrease in sales to one customer.

MFC’s Cable TV product sales increased $14,565 or 21.8% to $81,376 for the three months ended March 31, 2019 when compared to Cable TV product sales of $66,811 during the same period last year. The increase can primarily be attributed to sales to one customer. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $174,681 to $232,328 for the three months ended March 31, 2019 when compared to sales of $57,647 during the same period last year. The increase can primarily be attributed to sales to one customer.

MFC’s sales order backlog equaled $916,422 at March 31, 2019 compared to sales order backlog of $928,718 at March 31, 2018. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at March 31, 2019 is scheduled to ship by September 30, 2019.

Gross profit for the three months ended March 31, 2019 equaled $451,900, an increase of $190,098 or 72.6%, when compared to gross profit of $261,802 for the three months ended March 31, 2018. The increase can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equaled 43.2% for the three months ended March 31, 2019 compared to 35.6% for the three months ended March 31, 2018. The increase in gross profit as a percentage of sales can primarily be attributed the higher sales volume providing a higher base to absorb overhead expenses.

Selling, general and administrative (SGA) expenses for the three months ended March 31, 2019 equaled $367,560, an increase of $33,949 or 10.2%, when compared to SGA expenses of $333,611 for the three months ended March 31, 2018. The increase can be attributed to higher payroll and payroll related expenses offset by a decrease in consulting fees this year when compared to the same period last year. As a percentage of sales, SGA expenses decreased to 35.1% for the three months ended March 31, 2019 when compared to 45.4% for the three months ended March 31, 2018 primarily due to the higher sales volume this year providing a higher base to absorb expenses.

The Company recorded income from operations of $84,340 for the three months ended March 31, 2019 compared to a loss from operations of $71,809 for the three months ended March 31, 2018. The increase in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

Other income (expense) was income of $940 for the three months ended March 31, 2019 compared to expense of $1,117 for the three months ended March 31, 2018 primarily due to interest expense of $2,777 offset by interest income of $2,230 and miscellaneous non-operating income of $1,487 for the three months ended March 31, 2019 and interest expense of $3,363 offset by interest income of $310 and miscellaneous non-operating income of $1,936 for the three months ended March 31, 2018. Other income generally consists of sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The provision for income taxes equaled $50 for both the three months ended March 31, 2019 and 2018. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See notes 1 and 4.

SIX MONTHS ENDED MARCH 31, 2019 vs. SIX MONTHS ENDED MARCH 31, 2018

The following table sets forth the Company’s net sales by major product group for the six months ended March 31, 2019 and 2018.

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$792,661	$536,488
Satellite	422,434	673,046
Cable TV	227,237	145,387
Broadcast TV	462,303	161,673
Niagara Scientific (NSI):	84	4,837
Total	$1,904,719	$1,521,431

Sales backlog at March 31	$916,422	$928,718

Net sales for the six months ended March 31, 2019 equaled $1,904,719, an increase of $383,288 or 25.2%, when compared to net sales of $1,521,431 for the six months ended March 31, 2018.

MFC’s RF/Microwave product sales increased $256,173 or 47.7% to $792,661 for the six months ended March 31, 2019 when compared to RF/Microwave product sales of $536,488 during the same period last year. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $272,300 to $680,025 for the six months ended March 31, 2019 compared to sales of $407,725 for the six months ended March 31, 2018. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $250,612 or 37.2% to $422,434 for the six months ended March 31, 2019 when compared to satellite product sales of $673,046 during the same period last year. The decrease in sales can primarily be attributed to a decrease in sales to one customer.

MFC’s Cable TV product sales increased $81,850 or 56.3% to $227,237 for the six months ended March 31, 2019 when compared to Cable TV product sales of $145,387 during the same period last year. The increase can primarily be attributed to sales to one customer. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $300,630 to $462,303 for the six months ended March 31, 2019 when compared to sales of $162,673 during the same period last year. The increase in sales can primarily be attributed to sales to one customer.

MFC’s sales order backlog equaled $916,422 at March 31, 2019 compared to sales order backlog of $928,718 at March 31, 2018. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. The total sales order backlog at March 31, 2019 is scheduled to ship by September 30, 2019.

Gross profit for the six months ended March 31, 2019 equaled $795,045, an increase of $244,869 or 44.5%, when compared to gross profit of $550,176 for the six months ended March 31, 2018. The increase can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equaled 41.7% for the six months ended March 31, 2019 compared to 36.2% for the six months ended March 31, 2018. The increase in gross profit as a percentage of sales can primarily be attributed the higher sales volume providing a higher base to absorb overhead expenses.

SG&A expenses for the six months ended March 31, 2019 equaled $769,031, an increase of $108,918, when compared to SG&A expenses of $660,113 for the six months ended March 31, 2018. The increase can primarily be attributed to higher payroll and payroll related expenses due primarily to the hiring of two sales professionals. As a percentage of sales, SGA expenses decreased to 40.4% for the six months ended March 31, 2019 compared to 43.4% for the six months ended March 31, 2018 due primarily to the higher sales volume this year when compared to the same period last year.

The Company recorded income from operations of $26,014 for the six months ended March 31, 2019 compared to a loss from operations of $109,937 for the six months ended March 31, 2018. The improvement can primarily be attributed to the higher sales volume this year when compared to last year.

Other expense was $958 for the six months ended March 31, 2019 compared to $3,796 for the six months ended March 31, 2018 primarily due to interest expense of $5,789 offset by miscellaneous non-operating income of $1,829 and interest income of $3,002 for the six months ended March 31, 2019 and interest expense of $6,943 offset by miscellaneous non-operating income of $2,475 and interest income of $672 for the six months ended March 31, 2018. Other income generally consists of sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The provision for income taxes equaled $50 for the six months ended March 31, 2019 and March 31, 2018. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See notes 1 and 4.

Off-Balance Sheet Arrangements

At March 31, 2019 and 2018, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	March 31, 2019	September 30, 2018

Cash & cash equivalents	$627,782	$674,045
Working capital	$1,110,625	$1,147,509
Current ratio	4.11 to 1	4.18 to 1
Long-term debt	$192,625	$219,071

Cash and cash equivalents decreased $46,263 to $627,782 at March 31, 2019 when compared to cash and cash equivalents of $674,045 at September 30, 2018. The decrease was a result of $40,587 in net cash provided by operating activities, $61,320 in net cash used for capital expenditures, $25,304 in net cash used for repayment of a note payable and $226 used to purchase treasury stock.

Net cash provided by (used in) operating activities can fluctuate between periods as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable.

The $61,320 in fixed asset purchases consisted of $54,900 to replace part of the roof, $4,575 to purchase computer software and $1,845 to purchase computer equipment.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Changes in Securities

The Company purchased 442 shares of common stock at an average price of $.51 per share into treasury during the three months ended March 31, 2019.

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

MICROWAVE FILTER COMPANY, INC.

May 13, 2019	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

May 13, 2019	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

