Form 10-Q
period 2019-06-30
MICROWAVE FILTER CO INC /NY/
filed 2019-08-13
CIK 716688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

YES [  ] NO[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value - 2,579,238 shares as of August 1, 2019.

MICROWAVE FILTER COMPANY, INC.

Form 10-Q

Microwave Filter Company and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	September 30, 2018
Assets
Current Assets:
Cash and cash equivalents	$537,967	$674,045

Accounts receivable-trade, net of allowance for doubtful accounts of $4,000 and $4,000	391,186	402,760
Inventories, net	496,027	377,603
Prepaid expenses and other current assets	33,876	54,416
Total current assets	1,459,056	1,508,824

Property, plant and equipment, net	283,561	261,474
Total assets	$1,742,617	$1,770,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$107,448	$116,938
Customer deposits	52,373	35,278
Accrued payroll and related expenses	43,960	38,711
Accrued compensated absences	87,075	90,449
Notes payable - short term	52,846	51,101
Other current liabilities	17,498	28,838
Total current liabilities	361,200	361,315

Notes payable - long term	179,198	219,071
Total other liabilities	179,198	219,071
Total liabilities	540,398	580,386

Stockholders’ Equity:
Common stock, $.10 par value Authorized 5,000,000 shares, Issued 4,324,140 shares in 2019 and 2018, Outstanding 2,579,238 shares in 2019 and 2,579,680 in 2018	432,414	432,414
Additional paid-in capital	3,248,706	3,248,706
Accumulated deficit	(783,911)	(796,444)
Common stock in treasury, at cost 1,744,902 shares in 2019 and 1,744,460 shares in 2018	(1,694,990)	(1,694,764)
Total stockholders’ equity	1,202,219	1,189,912
Total liabilities and stockholders’ equity	$1,742,617	$1,770,298

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$841,310	$802,140	$2,746,029	$2,323,571

Cost of goods sold	509,436	475,250	1,619,110	1,446,505

Gross profit	331,874	326,890	1,126,919	877,066

Selling, general and administrative expenses	344,736	345,188	1,113,767	1,005,301

Income (loss) from operations	(12,862)	(18,298)	13,152	(128,235)

Other income (expense), net	389	(2,665)	(569)	(6,461)

Income (loss) before income taxes	(12,473)	(20,963)	12,583	(134,696)

Provision for income taxes	-	-	50	50

Net income (loss) income	$(12,473)	$(20,963)	$12,533	$(134,746)

Per share data:
Basic and diluted earnings (loss) per common share	$0.00	$(0.01)	$0.00	$(0.05)

Shares used in computing net income (loss) per common share:
Basic and diluted	2,579,238	2,579,680	2,579,451	2,579,682

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2019

(Unaudited)

		Additional			Total
	Common	Paid in	Accumulated	Treasury	Stockholders’
	Stock	Capital	Deficit	Stock	Equity

September 30, 2017	$432,414	$3,248,706	$(780,385)	$(1,694,761)	$1,205,974
Net loss			(40,807)		(40,807)

December 31, 2017	432,414	3,248,706	(821,192)	(1,694,761)	1,165,167
Net loss			(72,976)		(72,976)
Purchase of treasury stock				(3)	(3)
March 31, 2018	432,414	3,248,706	(894,168)	(1,694,764)	1,092,188
Net loss			(20,963)		(20,963)

June 30, 2018	$432,414	$3,248,706	$(915,131)	$(1,694,764)	$1,071,225

		Additional			Total
	Common	Paid in	Accumulated	Treasury	Stockholders’
	Stock	Capital	Deficit	Stock	Equity

September 30, 2018	$432,414	$3,248,706	$(796,444)	$(1,694,764)	$1,189,912
Net loss			(60,224)		(60,224)

December 31, 2018	432,414	3,248,706	(856,668)	(1,694,764)	1,129,688
Net income			85,230		85,230
Purchase of treasury stock				(226)	(226)
March 31, 2019	432,414	3,248,706	(771,438)	(1,694,990)	1,214,692
Net loss			(12,473)		(12,473)

June 30, 2019	$432,414	$3,248,706	$(783,911)	$(1,694,990)	$1,202,219

See Accompanying Notes to Condensed Consolidated Financial Statements

Microwave Filter Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$12,533	$(134,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	39,233	54,375
Change in operating assets and liabilities:
Accounts receivable-trade	11,574	40,826
Inventories	(118,424)	35,134
Prepaid expenses and other assets	20,540	(4,918)
Accounts payable and customer deposits	7,605	(59,037)
Accrued payroll and related expenses and compensated absences	1,875	(2,843)
Other current liabilities	(11,340)	(2,890)
Net cash used in operating activities	(36,404)	(74,099)

Cash flows from investing activities:
Property, plant and equipment purchased	(61,320)	(7,348)
Net cash used in investing activities	(61,320)	(7,348)

Cash flows from financing activities:
Repayment of note payable	(38,128)	(36,436)
Purchase of treasury stock	(226)	(3)
Net cash used in financing activities	(38,354)	(36,439)

Decrease in cash and cash equivalents	(136,078)	(117,886)

Cash and cash equivalents at beginning of period	674,045	667,940

Cash and cash equivalents at end of period	$537,967	$550,054

Supplemental Schedule of Cash Flow Information:
Interest paid	$8,645	$10,337
Income taxes paid	$50	$50

See Accompanying Notes to Condensed Consolidated Financial Statements

MICROWAVE FILTER COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

Note 1. Summary of Significant Accounting Policies

In these notes, the terms “MFC” and “Company” mean Microwave Filter Company, Inc. and its subsidiary companies.

The following condensed balance sheet as of September 30, 2018, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the nine month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended September 30, 2019. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

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

Inventories net of the reserve for obsolescence consisted of the following:

	June 30, 2019	September 30, 2018

Raw materials and stock parts	$403,659	$306,658
Work-in-process	10,696	37,062
Finished goods	81,672	33,883

	$496,027	$377,603

The Company’s reserve for obsolescence equaled $463,286 at June 30, 2019 and September 30, 2018. The Company provides for a valuation reserve for certain inventory that is deemed to be obsolete, of excess quantity or otherwise impaired.

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

The Company follows FASB ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax position taken or expected to be taken on a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise. The Company determined it has no uncertain tax positions and therefore no amounts are recorded. There is no provision for Federal income taxes for the three and nine months ended June 30, 2019 and 2018 as net operating loss carryforwards were used to reduce taxable income tax to zero.

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

Note 7. Significant Customers

Net sales to two significant customers represented 54.0% of the Company’s total sales for the nine months ended June 30, 2019 and net sales to two significant customer represented 42.1% of the Company’s total sales for the nine months ended June 30, 2018. A loss of one of these customers or programs related to these customers could significantly impact the Company.

Note 8. Notes Payable

On July 2, 2013, Microwave Filter Company, Inc. (the “Company”) entered into a Ten Year Term Loan with KeyBank National Association in the amount of Five Hundred Thousand and No/100 Dollars ($500,000.00). The amount of all advances outstanding together with accrued interest thereon shall be due and payable on July 2, 2023 (“Maturity”). The Company shall pay interest on the outstanding principal balance of this Note at the rate per annum equal to 4.5%. The net proceeds from the Term Loan will be available to provide working capital as needed. The total amount outstanding as of June 30, 2019 and September 30, 2018 was $232,044 and $270,172, respectively. Interest accrued as of June 30, 2019 and September 30, 2018 was $812 and $946, respectively.

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

Note 9. Earnings Per Share

The Company presents basic earnings per share (“EPS”), computed based on the weighted average number of common shares outstanding for the period, and when applicable diluted EPS, which gives the effect to all dilutive potential shares outstanding (i.e. options) during the period after restatement for any stock dividends. There were no dividends declared during the quarters ended June 30, 2019 and 2018. Income (loss) used in the EPS calculation is net income (loss) for each period. There were no dilutive potential shares outstanding for the periods ended June 30, 2019 and 2018.

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

Product Warranty

The Company has established a warranty reserve which provides for the estimated cost of product returns based upon historical experience and any known conditions or circumstances. No revenues are recognized in connection with the performance of the warranty repair or fulfillment function. The warranty obligation is affected by product that does not meet specifications and performance requirements and any related costs of addressing such matters. Products must be returned within one year of the date of purchase. The warranty liability was insignificant at June 30, 2019 and September 30, 2018.

Disaggregation of Revenue

The following tables provide details of revenue by major products group:

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$1,115,731	$950,099
Satellite	632,505	877,520
Cable TV	361,551	246,854
Broadcast TV	636,158	244,261
Niagara Scientific (NSI):	84	4,837
Total	$2,746,029	$2,323,571

Sales backlog at June 30	$741,835	$1,193,829

MICROWAVE FILTER COMPANY, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 vs. THREE MONTHS ENDED JUNE 30, 2018

The following table sets forth the Company’s net sales by major product group for the three months ended June 30, 2019 and 2018.

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$323,070	$413,611
Satellite	210,071	204,474
Cable TV	134,314	101,467
Broadcast TV	173,855	82,588
Niagara Scientific (NSI):	0	0
Total	$841,310	$802,140

Sales backlog at June 30	$741,835	$1,193,829

Net sales for the three months ended June 30, 2019 equaled $841,310, an increase of $39,170 or 4.9%, when compared to net sales of $802,140 for the three months ended June 30, 2018.

MFC’s RF/Microwave product sales decreased $90,541 or 21.9% to $323,070 for the three months ended June 30, 2019 when compared to RF/Microwave product sales of $413,611 during the same period last year. The Company’s RF/Microwave products are sold primarily to Original Equipment Manufacturers that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer decreased $51,225 to $272,500 for the three months ended June 30, 2019, compared to sales of $323,725 for the three months ended June 30, 2018. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales increased $5,597 or 2.7% to $210,071 for the three months ended June 30, 2019 when compared to Satellite product sales of $204,474 during the same period last year.

MFC’s Cable TV product sales increased $32,847 or 32.4% to $134,314 for the three months ended June 30, 2019 when compared to Cable TV product sales of $101,467 during the same period last year. The increase can primarily be attributed to sales to one customer. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $91,267 to $173,855 for the three months ended June 30, 2019 when compared to sales of $82,588 during the same period last year. The increase can primarily be attributed to sales to one customer.

MFC’s sales order backlog equaled $741,835 at June 30, 2019 compared to sales order backlog of $1,193,829 at June 30, 2018. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. 96.7% of the total sales order backlog at June 30, 2019 is scheduled to ship by September 30, 2019.

Gross profit for the three months ended June 30, 2019 equaled $331,874, an increase of $4,984 or 1.5%, when compared to gross profit of $326,890 for the three months ended June 30, 2019. The increase can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equaled 39.4% for the three months ended June 30, 2019 compared to 40.8% for the three months ended June 30, 2018.

Selling, general and administrative (SGA) expenses for the three months ended June 30, 2019 equaled $344,736, a decrease of $452 or 0.1%, when compared to SGA expenses of $345,188 for the three months ended June 30, 2018. As a percentage of sales, SGA expenses decreased to 41.0% for the three months ended June 30, 2019 when compared to 43.0% for the three months ended June 30, 2018 primarily due to the higher sales volume this year providing a higher base to absorb expenses.

The Company recorded a loss from operations of $12,682 for the three months ended June 30, 2019 compared to a loss from operations of $18,298 for the three months ended June 30, 2018. The improvement in operating income can primarily be attributed to the higher sales volume this year when compared to the same period last year.

Other income (expense) was income of $389 for the three months ended June 30, 2019 compared to expense of $2,665 for the three months ended June 30, 2018 primarily due to interest expense of $2,722 offset by interest income of $2,416 and miscellaneous non-operating income of $695 for the three months ended June 30, 2019 and interest expense of $3,266 offset by interest income of $248 and miscellaneous non-operating income of $353 for the three months ended June 30, 2018. Other income generally consists of sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The provision for income taxes equaled $0 for both the three months ended June 30, 2019 and 2018. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See notes 1 and 4.

NINE MONTHS ENDED JUNE 30, 2019 vs. NINE MONTHS ENDED JUNE 30, 2018

The following table sets forth the Company’s net sales by major product group for the nine months ended June 30, 2019 and 2018.

Product group	Fiscal 2019	Fiscal 2018
Microwave Filter (MFC):
RF/Microwave	$1,115,731	$950,099
Satellite	632,505	877,520
Cable TV	361,551	246,854
Broadcast TV	636,158	244,261
Niagara Scientific (NSI):	84	4,837
Total	$2,746,029	$2,323,571

Sales backlog at June 30	$741,835	$1,193,829

Net sales for the nine months ended June 30, 2019 equaled $2,746,029, an increase of $422,458 or 18.2%, when compared to net sales of $2,323,571 for the nine months ended June 30, 2018.

MFC’s RF/Microwave product sales increased $165,632 or 17.4% to $1,115,731 for the nine months ended June 30, 2019 when compared to RF/Microwave product sales of $950,099 during the same period last year. MFC’s RF/Microwave products are sold primarily to OEMs that serve the mobile radio, commercial communications and defense electronics markets. Sales to one OEM customer increased $221,075 to $952,525 for the nine months ended June 30, 2019 compared to sales of $731,450 for the nine months ended June 30, 2018. These sales are in connection with a multiyear program in which the Company is a subcontractor. The Company continues to invest in production engineering and infrastructure development to penetrate OEM market segments as they become popular. MFC is concentrating its technical resources and product development efforts toward potential high volume customers as part of a concentrated effort to provide substantial long-term growth. Over the last year, MFC, in conjunction with various OEM’s, has developed and supplied prototypes as well as small production runs in support of new programs being introduced to the marketplace. It is our belief that a continuation of this effort will help increase sales as well as reinforcing MFC’s position as a quality manufacturer of RF filters and assemblies.

MFC’s Satellite product sales decreased $245,015 or 27.9% to $632,505 for the nine months ended June 30, 2019 when compared to satellite product sales of $877,520 during the same period last year. The decrease in sales can primarily be attributed to a decrease in sales to one customer.

MFC’s Cable TV product sales increased $114,697 or 46.5% to $361,551 for the nine months ended June 30, 2019 when compared to Cable TV product sales of $246,854 during the same period last year. The increase can primarily be attributed to sales to one customer. Management continues to project flat or a decrease in demand for standard Cable TV products due to the shift from analog to digital television. Due to the inherent nature of digital modulation versus analog modulation, fewer filters are required. The Company has developed filters for digital television and there will still be requirements for analog filters for limited applications in commercial and private cable systems.

MFC’s Broadcast TV/Wireless Cable product sales increased $391,897 to $636,158 for the nine months ended June 30, 2019 when compared to sales of $244,261 during the same period last year. The increase in sales can primarily be attributed to sales to one customer.

MFC’s sales order backlog equaled $741,835 at June 30, 2019 compared to sales order backlog of $1,193,829 at June 30, 2018. However, backlog is not necessarily indicative of future sales. Accordingly, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. 96.7% of the total sales order backlog at June 30, 2019 is scheduled to ship by September 30, 2019.

Gross profit for the nine months ended June 30, 2019 equaled $1,126,919, an increase of $249,853 or 28.5%, when compared to gross profit of $877,066 for the nine months ended June 30, 2018. The increase can primarily be attributed to the increase in sales. As a percentage of sales, gross profit equaled 41.0% for the nine months ended June 30, 2019 compared to 37.7% for the nine months ended June 30, 2018. The increase in gross profit as a percentage of sales can primarily be attributed the higher sales volume providing a higher base to absorb overhead expenses.

SG&A expenses for the nine months ended June 30, 2019 equaled $1,113,767, an increase of $108,466, when compared to SG&A expenses of $1,005,301 for the nine months ended June 30, 2018. The increase can primarily be attributed to higher payroll and payroll related expenses due primarily to the hiring of two sales professionals. As a percentage of sales, SGA expenses decreased to 40.6% for the nine months ended June 30, 2019 compared to 43.3% for the nine months ended June 30, 2018 due primarily to the higher sales volume this year when compared to the same period last year.

The Company recorded income from operations of $13,152 for the nine months ended June 30, 2019 compared to a loss from operations of $128,235 for the nine months ended June 30, 2018. The improvement can primarily be attributed to the higher sales volume this year when compared to last year.

Other expense was $569 for the nine months ended June 30, 2019 compared to $6,461 for the nine months ended June 30, 2018 primarily due to interest expense of $8,511 offset by interest income of $5,418 and miscellaneous non-operating income of $2,524 for the nine months ended June 30, 2019 and interest expense of $10,209 offset by interest income of $920 and miscellaneous non-operating income of $2,828 and for the nine months ended June 30, 2018. Other income generally consists of sales of scrap material, the forfeiture of non-refundable deposits and other incidental items.

The provision for income taxes equaled $50 for the nine months ended June 30, 2019 and June 30, 2018. Any benefit for losses has been subject to a valuation allowance since the realization of the deferred tax benefit is not considered more likely than not. As required by FASB ASC 740, the Company has evaluated the positive and negative evidence bearing upon the realization of its deferred tax assets. The Company has determined that, at this time, it is more likely than not that the Company will not realize all of the benefits of federal and state deferred tax assets, and, as a result, a valuation allowance was established. See notes 1 and 4.

Off-Balance Sheet Arrangements

At June 30, 2019 and 2018, the Company did not have any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might have been established for the purpose of facilitating off-balance sheet arrangements.

LIQUIDITY and CAPITAL RESOURCES

MFC defines liquidity as the ability to generate adequate funds to meet its operating and capital needs. The Company’s primary source of liquidity has been funds provided by operations.

	June 30, 2019	September 30, 2018

Cash & cash equivalents	$537,967	$674,045
Working capital	$1,097,856	$1,147,509
Current ratio	4.04 to 1	4.18 to 1
Long-term debt	$179,198	$219,071

Cash and cash equivalents decreased $136,078 to $537,967 at June 30, 2019 when compared to cash and cash equivalents of $674,045 at September 30, 2018. The decrease was a result of $36,404 in net used in operating activities, $61,320 in net cash used for capital expenditures, $38,128 in net cash used for repayment of a note payable and $226 used to purchase treasury stock.

Net cash used in operating activities can fluctuate between periods as a result of differences in net income (loss), the timing of the collection of accounts receivable, purchase of inventory and payment of accounts payable.

The increase in inventories of $118,424 when compared to September 30, 2018 can primarily be attributed to customer scheduled deliveries. $717,585 of backlog is scheduled to ship during the fourth quarter.

The $61,320 in fixed asset purchases consisted of $54,900 to replace part of the roof and $4,575 used to purchase computer software and $1,845 to purchase computer equipment.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Rzisk Factors

Not applicable.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

The Company has no senior securities.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

MICROWAVE FILTER COMPANY, INC.

August 13, 2019	/s/ Paul W. Mears
(Date)	Paul W. Mears
Chief Executive Officer

August 13, 2019	/s/ Richard L. Jones
(Date)	Richard L. Jones
Chief Financial Officer

